Form 10-K
period 1993-12-31
NORTHROP CORP
filed 1994-02-28
CIK 72945

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1993
                                    or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        Commission file number
                        to                                   1-3229


                           NORTHROP CORPORATION
          (Exact name of registrant as specified in its charter)


                DELAWARE                                         95-1055798
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     1840 Century Park East
     Los Angeles, California                                       90067
(Address of principal executive offices)                        (Zip Code)



     Registrant's telephone number, including area code (310) 553-6262

        Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
            Title of each class                      on which registered
      Common Stock, $1 par value                    New York Stock Exchange
                                                    Pacific Stock Exchange

        Securities Registered pursuant to Section 12(g) of the Act:

                                   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes x                                   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 22, 1994, 49,132,906 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $1,932 million.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1994 Annual Meeting of
Stockholders.  Part III

                                  PART I
Item 1.  Business

      Northrop Corporation was incorporated in Delaware in 1985. Northrop is an advanced technology company operating in the aerospace industry. The company designs, develops and manufactures aircraft, aircraft subassemblies and electronic systems for military and commercial use.
      Additional information required by this Item is contained in Part II
Item 7 of this Annual Report on Form 10-K.


Item 2.  Properties

      The major locations, general status of the company's interest in the property and identity of the industry segments which use the property described, are indicated in the following table.

      Location                                      Property Interest
    Anaheim, California(1)(5)(a)(b)(c)(e). . . . . . Owned and leased
  *Arlington, Virginia(5)(a) . . . . . . . . . . . . leased
   Auborn, Washington (1)(c) . . . . . . . . . . . . leased
   Carson, California(1)(c). . . . . . . . . . . . . leased
   Compton, California(1)(b)(c). . . . . . . . . . . leased
   Commerce, California(1)(c). . . . . . . . . . . . leased
  *Edwards Air Force Base, California(1) . . . . . . leased
   Elk Grove, Illinois(4)(a)(b)(c)(d). . . . . . . . leased
   El Segundo, California(1)(3)(a)(b)(c)(d). . . . . Owned and leased
   Fullerton, California(4)(a)(b)(c) . . . . . . . . leased
   Gardena, California(1)(4)(a)(b)(c). . . . . . . . Owned and leased
  *Hawthorne, California(1)(3)(4)(5)(a)(b)(c)(d) . . Owned and leased
   Hondo, Texas(2)(b)(c) . . . . . . . . . . . . . . leased
   Kent, Washington(1)(c). . . . . . . . . . . . . . leased
   Lawton, Oklahoma (2)(a) . . . . . . . . . . . . . Owned and leased
   Los Angeles,California(1)(5)(a)(b)(c)(d). . . . . leased
   Montebello, California(1)(c). . . . . . . . . . . leased
   Newbury Park, California(1)(a)(b)(c)(d) . . . . . Owned
   New Town, North Dakota(4)(a)(b)(c). . . . . . . . Owned and leased
   Norwood, Massachusetts(4)(a)(b)(c)(d) . . . . . . Owned and leased
   Palmdale, California(1)(a)(b)(c)(d)(e). . . . . . Owned and leased
   Perry, Georgia(1)(3)(a)(b)(c) . . . . . . . . . . Owned
   Pico Rivera, California(1)(5)(a)(b)(c)(d) . . . . Owned and leased
   Rolling Hills Estates, California(2)(a)(d). . . . Owned
   Rolling Meadows, Illinois(4)(a)(b)(c)(d). . . . . Owned and leased
   Torrance, California(1)(a)(b)(c). . . . . . . . . Owned and leased
   Warner Robins, Georgia(4)(a)(b) . . . . . . . . . Owned
   Warren, Michigan(1)(a)(b)(c)(d) . . . . . . . . . Leased
__________

* Certain portions of the properties at each of these locations are leased or subleased to others. The company believes that in the aggregate the property covered by such leases or subleased to others is not material compared to the property actually utilized by the company in its business.

      Following each described property are numbers indicating the industry segments utilizing the property:

            (1)  Aircraft        (3)  Missiles and Unmanned Vehicle Systems
            (2)  Services        (4)  Electronics
                                 (5)  General Corporate Asset

      Following each described property are letters indicating the types of facilities located at each location:

            (a)  office          (c)  warehouse
            (b)  manufacturing   (d)  research and testing
                                 (e)  other

      Government-owned facilities used or administered by the company consist of 1,638,481 square feet at Air Force Plant 42, Palmdale,
California and 430,511 square feet at Edwards Air Force Base, California.

      The company believes its properties are well-maintained and in good operating condition. Under present business conditions and the company's volume of business, productive capacity is currently in excess of requirements.
Item 3.  Legal Proceedings
Environmental Proceedings

Stringfellow Site

      On June 4, 1987, the United States District Court for the Central District of California entered an order against the company and other defendants declaring them jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for clean-up and other costs at the Stringfellow site located near Riverside, California. The government contends it has spent in excess of $70 million to date in clean-up costs. The potentially responsible parties have expended approximately $6.9 million in clean-up costs of which the company has spent approximately $335,000. Present estimates of future clean-up costs are between $139 million and $200 million. A fourth interim action Record Of Decision ("ROD") was issued by the Environmental Protection Agency ("EPA") on September 30, 1990, mandating certain remedial actions. The company and 14 other potentially responsible parties signed a Consent Decree with the EPA to perform certain work under that ROD. A trial to determine the State of California's responsibility for clean-up costs was concluded on June 17, 1992. In December 1993, the Special Master issued a recommended order on apportionment finding that the State and certain other defendants are responsible for up to 65% of the clean-up costs associated with the site under CERCLA standards and up to 95% of such costs under State law claims. The Court found that the manufacturers as a group (including Northrop) are responsible for 25% of the clean-up costs under CERCLA and none of the costs under State law claims. The State has indicated that it will oppose the Special Master's recommended order. The United States Air Force and the United States Navy have stipulated to liability for certain of the clean-up costs arising out of their activities at the site.

      Northrop contributed less than 2% of the total volume of materials at the Stringfellow site. It is not known at this time whether a volumetric allocation for damages will be used in this matter. However, the clean-up costs attributable to Northrop are not expected to have a material adverse effect on the company's financial condition.

Litigation

      False Claims Act Litigation

      On June 9, 1987, a complaint, entitled U.S. ex rel, David Peterson and Jeff Kroll v. Northrop Corporation, was filed in the U.S. District Court for the Central District of California alleging violations by the company of the False Claims Act in connection with the operation of petty cash funds, inspection, testing, and pricing for the MX Peacekeeper Missile program. On September 1, 1989, the government intervened and reduced the scope of the lawsuit by filing an amended complaint. The amended complaint does not completely specify the total amount being sought but, rather, seeks damages in excess of $1.2 million. On May 7, 1990, the Court ruled that the original plaintiffs may proceed with portions of the lawsuit that the government declined to include in the amended complaint. The trial in this matter is scheduled for August 1994.

      On August 31, 1992, the company was served with a complaint in an action entitled U.S. ex rel Rex Robinson v Northrop. The lawsuit is filed in the United States District Court for the Northern District of Illinois. The complaint alleges that the company violated the False Claims Act with respect to certain accounting practices at its Rolling Meadows facility. The U.S. Department of Justice has declined to intervene in the lawsuit which seeks unspecified damages.

      The company has been named a defendant in a lawsuit filed in the U.S. District Court for the Central District of California, entitled Janssen v Northrop, pursuant to the False Claims Act relating to the company's pricing of subassemblies for the F/A-18 Hornet Jet. On April 9, 1990, the U.S. Department of Justice intervened in the lawsuit and filed an amended complaint. The amended complaint, which seeks unspecified damages and penalties, alleges common law fraud, unjust enrichment, and mistake of fact in connection with purported false statements regarding labor hours, cost of materials and total dollar costs that were required for Northrop to manufacture F/A-18 Hornet Jet subassemblies. In May 1992, the U.S. Government filed an additional complaint containing allegations substantially identical to those contained in the April 9, 1990 amended complaint. This complaint seeks damages relating to foreign military sales of the F/A-18 Hornet Jet.

      In addition, the company is a party to a number of civil actions brought by private parties alleging violation of the False Claims Act in which the government has declined to intervene. These actions, which have been previously reported, relate to the MX Peacekeeper Missile, the Air Launched Cruise Missile and the Advanced Technology Bomber (B-2) programs. In a number of these actions, plaintiffs also allege employment related
claims including claims of wrongful termination.   Damages sought include
claims for compensatory and punitive damages. A number of these civil actions were initially reported when it was unclear what position, if any, the government would take in the litigation. In light of the government's decision not to intervene or otherwise pursue the litigation, as well as the amounts involved, the cases will not be individually reported. Further, the company learns from time to time that it has been named as a defendant in lawsuits which are filed under seal pursuant to the False Claims Act. Since these matters remain under seal, the company does not possess sufficient information to accurately report on the particular allegations.

General

      The company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other Federal laws, or are considered not to be responsible contractors may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Given the company's dependence on government contracting, suspension or debarment could have a material adverse effect on the company.

      With respect to the lawsuits and proceedings discussed above, based upon available information, the company does not expect that any fines, damages or penalties that may result will have a material adverse effect on its financial position.


Executive Officers of the Registrant

      The following individuals were the elected officers of the company as of February 16, 1994:

                                                                         Business Experience
Name                    Age  Office Held                     Since            Last Five Years

Kent Kresa              55   Chairman, President & CEO       1990    President and Chief Executive
                                                                     Officer; Prior to September 1990,
                                                                     President and COO.

Oliver C. Boileau, Jr.  66   Corporate Vice President,       1992    Vice President,
                             President and General Manager-          President and General
                             B-2 Division                            Manager, B-2 Division; Prior to
                                                                     November 1989, Consultant to
                                                                     General Dynamics

Arthur F. Dauer         57   Corporate Vice President and    1991    Senior Vice
                             Chief Human Resources Officer           President, Human Resources; Prior
                                                                     to 1991, Director of Human
                                                                     Resources, Hewlett-Packard Co.

Marvin Elkin            57   Corporate Vice President Admin- 1991    Vice President,
                             istration and Services                  Materiel and Services; Prior to
                                                                     1989, Vice President and Deputy
                                                                     General Manager, B-2 Division

Sheila M. Gibbons       62   Corporate Vice President and    1992    Vice President and
                             Secretary                               Secretary

Nelson F. Gibbs         56   Corporate Vice President and    1992    Vice President and
                             Controller                              Controller; Prior to 1991, Partner,
                                                                     Deloitte & Touche

Robert F. Helm          42   Corporate Vice President,       1994    Vice President, Legislative
                             Government Relations                    Affairs; Prior to 1989, Vice
                                                                     President, Business Development,
                                                                     Space and Aviation Systems
                                                                     Business, Honeywell, Inc.

Charles L. Jones        52   Corporate Vice President,       1991    Vice President and Manager
                             Quality Operations                      Product Assurance and Productivity
                                                                     Department

Richard R. Molleur      61   Corporate Vice President and    1991    Senior Vice President and General
                             General Counsel                         Counsel; Prior to 1991, Partner,
                                                                     Winston & Strawn.

John R. Rettberg        56   Corporate Vice President and    1992    Vice President and
                             Treasurer                               Treasurer

James G. Roche          54   Corporate Vice President and    1993    Corporate Vice President and
                             Chief Advanced Development,             Chief Advanced Development
                             Planning, and Public Affairs            and Planning Officer; Prior to
                             Officer                                 1991, Vice President and Special
                                                                     Assistant to the Chairman,
                                                                     President and CEO.

Wallace G. Solberg      62   Corporate Vice President and    1991    Vice President and
                             General Manager-Aircraft                General Manager, Electronics
                             Division                                Systems Division; Prior to 1991,
                                                                     Vice President and General Manager,
                                                                     Defense Systems Division.

Richard B. Waugh, Jr.   50   Corporate Vice President and    1993    Vice President, Taxes, Risk
                             Chief Financial Officer                 Management and Business Analysis

Max T. Weiss            71   Corporate Vice President and    1991    Vice President-General Technology
                             Manager, Electronics                    and Systems Division Advanced
                                                                     Development; Prior to 1991, Vice
                                                                     President-Technology; Prior to
                                                                     1990, Vice President-Technical,
                                                                     Electronics Systems Group.


Item 4.  Submission of Matters to a Vote of Security Holders
      No information is required in response to this Item.

                                  PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters
      The information required by this Item is contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data
      The information required by this Item is contained in Part II, Item 7 of this Annual Report on Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data


 Year ended December 31,
   $ in millions, except per share                1993        1992        1991        1990        1989
Net sales to:
United States Government                       $ 4,481     $ 4,958     $ 5,102     $ 4,929     $ 4,677
The Boeing Company                                 533         550         542         489         469
Other customers                                     49          42          50          72         102
Total net sales                                  5,063       5,550       5,694       5,490       5,248

Net income(loss)                                    96         121         201         210         (81)
Earnings(loss) per share                          1.99        2.56        4.26        4.48       (1.71)
Cash dividends per share                          1.60        1.20        1.20        1.20        1.20

Net working capital                                481         354         611         570          91
Current ratio                                1.45 to 1   1.25 to 1   1.51 to 1   1.47 to 1   1.05 to 1
Total assets                                   $ 2,939     $ 3,162     $ 3,128     $ 3,094     $ 3,196

Long-term debt                                     160         160         470         690         550
Total long-term obligations                        468         426         688         727         583
Long-term debt as a percentage of
 shareholders equity                              12.1%       12.8%       39.8%       66.8%       62.9%

Operating margin as a percentage of:
Net sales                                          4.3         4.1         6.2         5.3          .4
Average operating assets                           9.1         8.9        12.8        10.0          .8

Net income(loss) as a percentage of:
Net sales                                          1.9         2.2         3.5         3.8        (1.5)
Average assets                                     3.1         3.8         6.5         6.7        (2.5)
Average shareholders' equity                       7.5         9.9        18.1        22.1        (8.6)

Research and development expenses:
Contract                                       $ 1,603     $ 1,693     $ 1,601     $ 2,164     $ 2,412
Noncontract                                         97          93         102         156         180

Payroll and employee benefits                    1,906       2,001       2,109       2,099       2,140
Number of employees at year-end                 29,800      33,600      36,200      38,200      41,000
Number of shareholders at year-end              11,618      12,599      13,607      14,483      14,263

Depreciation and amortization                  $   214     $   160     $   171     $   187     $   220
Maintenance and repairs                             87         106          97          83          79
Rent expense                                        47          52          51          47          44

Floor area (millions of square feet):
Owned                                             12.9        12.6        12.2        11.6        12.9
Commercially leased                                3.2         4.2         4.5         5.4         5.6
Leased from  United States Government              2.1         1.9         1.7         1.6         1.6


Business Conditions
Northrop's industry segments - aircraft, electronics, missiles and unmanned vehicle systems (MUVS) and services - are each a factor in the broadly defined aerospace industry. Much of the work in the missiles and unmanned vehicle systems segment is still classified, and contracts and program details cannot be disclosed. While Northrop is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the aerospace industry and by certain elements peculiar to its own business mix.
 Northrop is one of about a dozen major companies in the industry that compete for the relatively small number of large, long-term programs that characterize both the defense and commercial segments of the aerospace business. It is common in the aerospace industry for work on major programs to be shared between a number of companies. A company competing to be a prime contractor can turn out to be a subcontractor. It is not uncommon to compete with customers, and to simultaneously be both a supplier to and customer of a given competitor. Boeing, Lockheed and McDonnell Douglas are the largest companies in the aerospace industry at this time. Northrop also competes against many other companies for a relatively large number of smaller programs, notably in the electronics areas. Competition is intense, yet the nature of major aerospace programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity unknown in many industries. Thus, intense competition and long operating cycles are both characteristic of the industry's - and Northrop's - business.
 The B-2 bomber, for which the company is the prime contractor, is Northrop's largest program. Northrop's B-2 Division is responsible for assembly (in Palmdale, California) of the B-2's airframe, systems integration and parts of the B-2's navigation and electronic warfare/situational awareness system. Major subcontractors include Boeing, which makes the aft and outboard wing sections, landing gear and fuel system and Vought Aircraft, which makes fuselage sections. The Air Force plans to operate two B-2 bomber squadrons of eight aircraft each with the remaining four operational aircraft available to fill in for those in depot being serviced or upgraded.
 The company's Aircraft Division is the principal subcontractor on the McDonnell Douglas F/A-18 program. The F/A-18 is a fighter/ground-attack aircraft that can carry either one or two crew members. It is principally deployed by the U.S. Navy on aircraft carriers, but several nations have purchased the aircraft and use it as a land-based combat aircraft. The company builds approximately 40% of the aircraft including the center and aft fuselage sections and vertical tails. Of the several versions of the F/A-18 in service, the A is a single seat combat aircraft that was first delivered to the Navy in 1980 and the B is a two seat version principally used for training. A/B production ended in 1987 when a transition was made to the C and D versions of the aircraft that are now in production. The single seat C version differs from the A through better avionics, electronic warfare capability, the ability to carry more advanced missiles and a longer range. The F/A-18E/F program is an improved version of the F/A-18C/D under development for the U.S. Navy as its next generation multi-mission aircraft.
 Northrop's principal commercial program is the production of shipsets for the Boeing 747, which it has done since the program's inception in 1966.
The company builds the 153 foot center fuselage section and related cargo and passenger doors, floor beams and other structural components.
 Northrop's Aircraft Division is responsible for developing the AGM-137 Tri-Service Stand-Off Attack Missile (TSSAM) which is a stealthy conventional cruise missile. The program is being managed by the Air
Force, and was originally intended for all three U.S. military services, before the Army's recent withdrawal. The company currently intends to produce this missile at its Perry, Georgia, facility. Many aspects of the program remain classified.
  The company's Aircraft Division also produces aerial targets, principally the BQM-74/Chukar. The BQM-74 series has been in production since the 1960s. It is used by the Navy for air defense training, gunnery practice and weapon system evaluation. The company builds the airframe and the electronics that are used to guide the drone with the drone's engine being produced by Williams International.
 ECM denotes electronic countermeasures equipment manufactured by the company's Electronics Systems Division (ESD) - Rolling Meadows Site. The largest program in this business area is the AN/ALQ-135, which is an internally mounted radar jammer deployed on F-15 aircraft as part of that aircraft's Tactical Electronic Warfare System. The AN/ALQ-162 "Shadowbox" is a jammer built specifically to counter continuous wave (CW) radars. The AN/ALQ-162 has been installed on F/A-18C/D and AV-8B aircraft. It is also being deployed on U.S.Army helicopters and special mission aircraft and it has been sold to the Danish Air Force for installation on Draken and F-16 fighters.
 Northrop's ESD-Hawthorne Site, as the prime contractor to the U.S. Army, is developing a "brilliant" anti-armor submunition designated as BAT with production scheduled to commence in 1997. BAT is a three foot long, 44 pound, wide-area-attack submunition that would be used to disable and destroy armored vehicles and trucks. BATs are meant to be carried and dispensed by a larger missile. BATS will be ejected over an armored vehicle column or attacking formation. Each BAT has an infrared sensor that can home in on the heat generated by a vehicle's engine, and an acoustic sensor that can home in on the noise created by the tank or truck's engine.
 Tables of contract acquisitions, sales, and funded order backlog by major program follow and complement industry segment data. B-2, F/A-18 and 747 are currently the major programs of the aircraft industry segment. ECM, BAT and MX Peacekeeper are included in the electronics industry segment.
The company's MUVS industry segment includes TSSAM. The "all other" category includes aerial targets and other work done by the MUVS industry segment, as well as the balance of the company's numerous other contracts, classified and unclassified.


RESULTS OF OPERATIONS BY INDUSTRY SEGMENT
AND MAJOR CUSTOMER

 Year ended December 31, $ in millions            1993        1992        1991        1990        1989

Revenue:
Aircraft
 United States Government                       $3,570      $3,864      $3,728      $3,629      $3,498
 Other customers                                   543         560         553         498         508
 Intersegment sales                                  1           1           1                       2
 Other income(deductions)                           (4)         (6)         (4)          3
                                                 4,110       4,419       4,278       4,130       4,008
Electronics
 United States Government                          582         677         738         760         748
 Other customers                                    15           9          18          31          32
 Intersegment sales                                114         120         118         134         121
 Other deductions                                   (8)         (1)        (13)         (2)         (4)
                                                   703         805         861         923         897
Missiles and Unmanned Vehicle Systems
 United States Government                          250         329         541         423         274
 Other customers                                    24          23          21          32          31
 Other income                                        1           1           1           1
                                                   275         353         563         456         305
Services
 United States Government                           79          88          95         117         157
 Intersegment sales                                                                      1           1
 Other deductions                                               (1)
                                                    79          87          95         118         158
Intersegment eliminations                         (115)       (121)       (119)       (135)       (124)
Total revenue                                   $5,052      $5,543      $5,678      $5,492      $5,244

Operating Profit(Loss)
 Aircraft                                       $  387      $  357      $  384      $  262      $  284
 Electronics                                        56          63          54          56         (11)
 Missiles and Unmanned Vehicle Systems            (185)       (135)         33          24        (142)
 Services                                            4           3           4           5           5
 Total operating profit                            262         288         475         347         136
 Adjustments to reconcile
   operating profit to operating margin:
 Other (income)deductions included above            11           7          16          (2)          4
 State and local income taxes                      (18)        (12)        (30)        (14)         (6)
 General corporate expenses                        (84)       (103)       (107)        (97)       (107)
 Corporate retiree benefit income(cost)             48          49          (2)         57          (4)
 Operating margin                               $  219      $  229      $  352      $  291      $   23


 Year ended December 31, $ in millions            1993        1992        1991        1990        1989

Contract Acquisitions
 Aircraft                                       $3,764      $3,072      $6,297      $5,492      $4,739
 Electronics                                       616         568         722         612         506
 Missiles and Unmanned Vehicle Systems             352         435         450         386         608
 Services                                           75          89          83         110         130
 Total acquisitions                             $4,807      $4,164      $7,552      $6,600      $5,983

Funded Order Backlog
 Aircraft                                       $5,650      $5,999      $7,351      $5,335      $3,970
 Electronics                                       699         680         798         832       1,011
 Missiles and Unmanned Vehicle Systems             527         449         366         478         547
 Services                                           43          47          46          58          65
 Total backlog                                  $6,919      $7,175      $8,561      $6,703      $5,593

Identifiable Assets
 Aircraft                                       $1,793      $1,849      $1,913      $2,034      $2,088
 Electronics                                       325         360         445         479         547
 Missiles and Unmanned Vehicle Systems             175         272         280         278         320
 Services                                           25          27          25          28          38
 Operating assets                                2,318       2,508       2,663       2,819       2,993
 General corporate                                 621        654          465         275         203
 Total assets                                   $2,939      $3,162      $3,128      $3,094      $3,196

Capital Expenditures
 Aircraft                                       $   71      $   46      $   57      $   62      $   91
 Electronics                                        30          34          22          34          43
 Missiles and Unmanned Vehicle Systems               8           7           7          20          43
 Services                                            1           1           2           2           3
 General corporate                                  25          35          30           3           7
 Total expenditures                             $  135      $  123      $  118      $  121      $  187

Depreciation and Amortization
 Aircraft                                       $  142      $   85      $   96      $  125      $  143
 Electronics                                        40          39          42          47          53
 Missiles and Unmanned Vehicle Systems               7          10          10           9          10
 Services                                            1           1           3           3           3
 General Corporate                                  24          25          20           3          11
 Total depreciation and amortization            $  214      $  160      $  171      $  187      $  220



  Individual companies prosper in the competitive aerospace/defense environment according to their ability to develop and market innovative products. They must also have the ability to provide the people, facilities, equipment and financial capacity needed to deliver those products with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations.
Northrop's operating policies are designed to enhance these capabilities.
The company also believes that it maintains good relations with its employees, a small number of whom are covered by collective bargaining agreements.
 U.S. Government programs in which Northrop either participates, or strives to participate, must compete with other programs for consideration during our nation's budget formulation and appropriation processes. As a consequence of the end of the Cold War and pressure to reduce the federal budget deficit, the U.S. defense budget is expected to continue to decline for a number of years. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop and the entire defense industry. An important factor in determining Northrop's ability to successfully compete for future contracts will be its cost structure vis-a-vis other bidders.
 Given these conditions, it is difficult to predict the amount and rate of decline in defense outlays. Although the ultimate size of future defense budgets remains uncertain, the defense needs of the nation are expected to provide a substantial research and development (R&D) and procurement business base for the company to pursue in the future.
 Northrop has historically concentrated much of its efforts in such high technology areas as stealth and precision weapons. Even though a high priority has been assigned by the Department of Defense to our major programs, there remains the possibility that one or more of them may be reduced, stretched or terminated.
 In the commercial aircraft market, many airlines have deferred deliveries and purchases of new aircraft because of financial difficulties. This has caused The Boeing Company to announce substantial reductions in its scheduled production of various jetliners, including the 747. As a result, Northrop's subcontract workload for the 747 has been stretched out beginning in late 1993, with deliveries declining 40 percent through mid-1994 and another 33 percent through mid-1995. Although business conditions in the commercial aircraft industry currently remain tenuous, the company is optimistic about the longer-term prospects for its commercial aircraft structures business.
 In September 1992, Northrop purchased a minority interest in the parent company of Vought Aircraft Company (VAC), a manufacturer of major subsections for both commercial and military aircraft. Northrop has an option to purchase the remaining interest during a three-year period beginning in late 1995. The investment was made in line with our previously stated strategy to increase Northrop's participation in these markets over the longer term. The decision to exercise the option will be based in part on the business climate of the industry in the three-year period.  VAC's cash flow has been large enough to enable it to repay all the debt undertaken to finance the acquisition, permit the early cancellation of Northrop's loan guaranties, and pay its first cash dividend to Northrop, nearly $2 million in 1993.
 Northrop's emphasis on debt reduction, primarily through better cash management, has resulted in lowering debt by over 86 percent during the last four years, from $1.12 billion to $160 million. This gives Northrop the ability to pursue new business opportunities when justified by acceptable financial returns and technological risks. Northrop examines opportunities to acquire or invest in new businesses and technologies to strengthen its traditional business areas. The company also is exploring new directions for marketing and capitalizing on its technologies and skills by entering into joint ventures, partnerships or associations with companies that are world class in nontraditional fields.
 Northrop, as well as many other companies in the defense industry, continues to suffer the effects of the Department of Defense's practice in the 1980s of structuring new, high-risk development contracts as fixed-price or capped cost-reimbursement type contracts. Although Northrop stopped accepting these types of contracts in 1988, it has experienced financial losses on several programs acquired under them in the past, including TSSAM. This is Northrop's last remaining development program being carried out under a fixed-price contract.
 While Northrop conducts most of its business with the U.S. Government, principally the Department of Defense, commercial sales still represent a significant portion of total revenue.Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional contracts with all agencies. Given the company's dependence on government business, suspension or debarment could have a material adverse affect on the company's future. Moreover, these contracts may be terminated at the Government's convenience. In the event of termination for convenience, however, contractors are normally protected by provisions covering reimbursement for costs incurred as well as the payment of any applicable fees or profits.
 Federal, state and local laws relating to the protection of the
environment affect the company's manufacturing operations.   The company
has provided for the estimated cost to complete remediation where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. The company has been designated a PRP under federal Superfund laws at three hazardous waste sites (Chemtronics, Stringfellow and Operating Industries, Inc.) and under state law at four sites (Southland Oil; ESD - Precision Products Plants 2 and 7; and Lubrication Company of America). It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations and their interpretations. Nonetheless, to assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company. Such estimates take into consideration the professional judgment of the company's environmental engineers and, when necessary, consultation with outside environmental specialists. In most instances, only a range of reasonably possible costs can be estimated. The top end of the range is reflected as the total estimate of reasonably possible costs; however, in the determination of accruals the most probable amount is used when determinable and the low end of the range is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company's responsibility is established and the costs can be reasonably estimated. Management estimates that at December 31, 1993, the reasonably possible range of future costs for environmental remediation, including Superfund sites, is $14 million to $26 million, of which $14 million has been accrued. The amount accrued has not been offset by potential recoveries from insurance carriers or other potentially responsible parties (PRPs). Should other PRPs not pay their allocable share of remediation costs the company may have to incur costs in addition to those already estimated and accrued. In 1993 the company was awarded a judgement of $6.7 million against its insurance carrier with respect to costs associated with the ESD-Precision Products Plant 2 remediation. This award is currently on appeal and is not reflected in the company's 1993 financial statements. The company is making the necessary investments to comply with environmental laws; however, the amounts, while not insignificant, are not considered material to the company's financial position or results of its operations.


Measures of Volume
Contract acquisitions tend to fluctuate widely and are determined by the size and timing of new and add-on orders. The effects of multiyear orders and/or funding can be seen in the highs and lows shown in the following table.
 B-2 acquisitions in 1993 include incremental funding for ongoing development work, long-lead funding for the last five remaining production aircraft, spares and other customer support for this 20 operational aircraft program. In January of 1994, $2.4 billion of funding was awarded to complete these five aircraft by modifying, effective October 29, 1993, the previous Low Rate Initial Production (LRIP) contract. The company still stands to gain future new post-production business, such as airframe depot maintenance, repair of components, operational software changes and product improvement modifications. The debate over the future of the B-2, which is built on the nation's only extant bomber producing facility, has yet to take place. Without future production orders the nations's multi-billion dollar investment in this capability will be disassembled and largely irretrievable.
..........................................................................
Contract Acquisitions
$ in millions                 1993      1992      1991      1990      1989

B-2                         $2,632    $2,235    $4,794    $3,749    $3,065
F/A-18C/D                       89       576       564       529       632
F/A-18E/F                      743       131        10
747                            242        76       870       950       719
ECM                            445       361       431       395       303
TSSAM                          248       349       369       277       428
BAT                             90       147        82        51        30
MX Peacekeeper                  26         4        28        84        79
ATF                                                          191       242
All other                      292       285       404       374       485
                            $4,807    $4,164    $7,552    $6,600    $5,983
..........................................................................
 In 1993, $743 million of funding was received toward the development of the next generation F/A-18, the E/F version. This development program has an estimated value of $1.4 billion to Northrop. No orders for new F/A-18C/D shipsets were received in 1993 from the McDonnell Douglas Corporation. In 1992, orders for 88 F/A-18C/D shipsets were received. In 1991, 70 F/A-18C/D shipsets were ordered, compared with 84 in each of the years 1990 and 1989.
 The Boeing Company ordered one hundred 747 shipsets in each of the years 1989 through 1991. In 1993, additional contract value was received for, among other things, extending the delivery schedule of those shipsets into 1996.
 Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts. Sales for 1994 currently are expected to be about $4.4 billion.
..........................................................................
Net Sales
$ in millions                 1993      1992      1991      1990      1989
B-2                         $2,881    $3,212    $3,100    $2,744    $2,554
F/A-18C/D                      362       492       562       597       629
F/A-18E/F                      279       118        10
747                            531       549       540       483       461
ECM                            372       378       415       425       341
TSSAM                          179       265       390       343       219
BAT                            100       135        71        55        22
MX Peacekeeper                  31        46        90       153       239
ATF                                                          191       242
All other                      328       355       516       499       541
                            $5,063    $5,550    $5,694    $5,490    $5,248
..........................................................................
 The increasing trend of B-2 sales, begun in 1990 was reversed in 1993, one year earlier than forecasted a year ago. A decrease in revenues from engineering and manufacturing development (EMD) work exceeded the decrease in revenues for production work. The level of EMD effort, included in amounts reported as customer-sponsored R&D, constituted 28 percent of the total B-2 revenue, down from 34 percent in 1992. Current planning data indicate that the level of overall B-2 revenue will decline roughly 20 percent per year for the remainder of the decade.
 Sales under the F/A-18C/D program declined in 1993 with the delivery of 52 shipsets. In 1992, the company delivered 75 shipsets, compared with 80 in 1991, 94 in 1990, and 101 in 1989. In 1994 and 1995, the company plans to deliver 42 and 60 F/A-18C/D shipsets respectively. F/A-18E/F revenue is expected to exceed $400 million in 1994.
 Deliveries of 747 center fuselages were 54 in 1993, 60 in 1992, 62 in 1991, 56 in 1990, and 54 in 1989. Thirty-one fuselages are expected to be delivered in 1994 and 26 in 1995.
 Sales reversals were recorded on the TSSAM contract amounting to $128 million in 1993, $80 million in 1992 and $120 million in 1989. These reversals followed reductions in the estimate of the percentage of work completed to date on the contract. In addition, 1991 MUVS segment sales included the final revenue earned from the conclusion that year of the Tacit Rainbow missile program.
 Electronics segment revenues declined 13 percent in 1993 with half the decline coming from two programs -- lower BAT development revenue and lower MX Peacekeeper sales. The final seven Peacekeeper IMUs were delivered in 1991 versus 16 in 1990, and 28 in 1989. Ongoing system support work will generate a modest amount of future revenue. The second largest cause of reduced electronics segment revenues in 1993 stemmed from lower sales in the sensor product area while in both 1993 and 1992 fewer deliveries of missile components by the ESD-Precision Products operation were made versus the respective previous year. Overall Electronics sales are expected to decline only slightly for 1994.
 The year-end funded order backlog is the sum of the previous year-end backlog plus the year's contract acquisitions minus the year's sales. Backlog is converted into the following years' sales as deliveries are made under contract terms. It is expected that approximately 60 percent of the 1993 year-end backlog will be converted into sales in 1994.
..........................................................................
Funded Order Backlog
$ in millions                 1993      1992      1991      1990      1989
B-2                         $3,921    $4,170    $5,147    $3,453    $2,448
F/A-18C/D                      443       716       632       630       698
F/A-18E/F                      477        13
747                            723     1,012     1,485     1,155       688
ECM                            540       467       484       468       498
TSSAM                          367       298       214       235       301
BAT                             20        30        18         7        11
MX Peacekeeper                  17        22        64       126       195
All other                      411       447       517       629       754
                            $6,919    $7,175    $8,561    $6,703    $5,593
..........................................................................
 Total U.S. Government orders, including those made on behalf of foreign governments (FMS), comprised 89 percent of the backlog at the end of 1993 compared with 85 percent at the end of 1992, 82 percent at the end of both 1991 and 1990, and 87 percent at the end of 1989. Total foreign customer orders, including FMS, accounted for 3 percent of the backlog at the end of 1993 compared with 2 percent in 1992, 3 percent in 1991, 4 percent in 1990, and 3 percent in 1989. Domestic commercial business remaining in backlog at the end of 1993 was 11 percent, 14 percent at the end of 1992, 17 percent for both 1991 and 1990, and 12 percent at the end of 1989.

Measures of Performance

Loss provisions made during 1993 on the TSSAM development contract aggregated $201 million, and followed similar provisions of $152 million made in the third quarter of 1992 and $150 million in the second quarter of 1989. The expected loss from the performance of this classified long-term fixed-price R&D contract caused major losses in the MUVS segment during four of the last six years. Most of these provisions resulted from additional costs necessary to comply with contractual requirements. Other recent factors included the U. S. Army's January 1994 stop work order preparatory to the deletion of its variant of TSSAM along with the Government's indication that it has further delayed a production decision on other variants until June 1994. Production delays cause increased amounts of sustaining labor to be absorbed by the development phase of the program.
 Anticipated total production quantities are approaching one-half of those originally contemplated. This could result in an increased production cost per unit. The company faces the challenge of successfully completing, by the end of 1997, the development phase of the program in which it has invested over $600 million. Given the pressure to shrink the defense budget, the Government may have to consider whether it should complete the current TSSAM program as planned, modify it, or terminate it for its convenience and reallocate available funds to other activities.
The company plans to recover the $144 million investment in plant and equipment that it made for the production phase of the program through its successful execution. Should the Government decide not to produce the missile, the company will seek to recoup its investment from the government. Because of the nature of the TSSAM long-term fixed-price development contract, additional losses are possible. The ultimate loss on this contract will depend not only upon the accuracy of the company's cost projections, but also the eventual outcome of an equitable settlement of outstanding contractual issues with the U.S. Government, including a $154 million claim filed in November 1993.
 The company's traditional line of aerial targets was profitable in each of the last five years. The overall increase in MUVS operating profit in 1991 versus 1990 resulted from the completion of the Tacit Rainbow missile program at less cost than had previously been estimated.
 The company has improved the margin rate of each of its two largest and most mature industry segments -- Aircraft and Electronics. These improvements have been partially offset by the poor performance of the MUVS segment. Company-wide efforts to improve and streamline the management of the business continue. Tighter business controls, cost reduction, cash management and effective asset utilization are all aimed at contributing to two important long standing financial goals; achieving a 20 percent return on equity and repaying debt, if we so choose, by the mid-1990s. This financial report demonstrates the degree to which the accomplishment of these goals is being achieved.
 Operating profit in the aircraft industry segment increased to its highest level ever in 1993 as margin rates improved on all major aircraft programs - B-2, F/A-18 and 747. The F/A-18 and 747 improvements came despite reduced shipset deliveries in 1993. The primary cause of aircraft segment operating profit being higher in 1991 than 1992 was the one percentage point increase in the B-2 LRIP contract margin rate made during the fourth quarter of 1991 on sales recorded prior to that date ($40 million of margin). This 1991 margin rate adjustment followed definitization of the LRIP contract late in the year and took into account the company's production and assembly experience as of that date. Setting aside the $40 million adjustment, the B-2 program provided an increasing amount of operating margin in each of the last three years as the mix of sales continue its shift from relatively low-margin R&D work to production work. Following the recent award of the last increment of production funding for the B-2 the company will record future operating margin increases on all production aircraft as these units are delivered and accepted by the customer. At the time each unit is delivered an assessment will be made of the status of the production contract so as to estimate the amount of any probable additional margin available beyond that previously recognized. That unit's proportionate share of any such unrecognized remaining balance will then be recorded. In this fashion it is believed that margin improvements will be recognized on a more demonstrable basis, much like in the case of incentive or award fees. The current 15 production units are scheduled for their initial delivery over a five year period, which began in December 1993. All but two units (four equivalent units for this purpose) will be returned for scheduled retrofitting with final deliveries beginning in 1997 and ending in 2000. It is anticipated that the total of 30 equivalent units will be delivered at a rate of from three to five per year over the next seven years.
 Affecting the comparison of 1992 aircraft operating profit with that of 1991 were the slightly lower rates of margin earned on fewer F/A-18C/D and 747 shipset deliveries. In addition, a low rate of margin was recorded in 1992 on the F/A-18E/F as this program is in its early phase of development.
 Partially offsetting the B-2 margin improvement for 1991 was the lower rate of margin earned on the reduced number of F/A-18 shipsets delivered during 1991. A slightly lower rate of margin was earned on higher 747 shipset deliveries generating an overall increase in the amount of 747 margin. Affecting comparisons of 1991 aircraft segment operating profit with those of the previous two years are the amounts invested and written off on the ATF program - $66 million during 1990, compared with $73 million in 1989. With the completion of the DEM/VAL phase of ATF in 1990 the company discontinued making any material amount of expenditures for company-sponsored R&D.
 The 13 percent sales decline in the electronics segment for 1993 was accompanied by an 11 percent decline in operating profit. An increase in ECM operating margin and the benefit of a $5 million reduced loss at ESD's Precision Products operation offset lower margins in the sensor product area and on the BAT program.
 The amount and rate of operating profit earned by the electronics segment increased during 1992 despite the loss incurred by ESD Precision Products. ESD Precision Product's operating loss declined $7 million from that of 1991. In 1992 Precision Products suffered from the effects of a 24 percent sales decline coupled with a $6 million write-off of unrecoverable inventoried costs. Also influencing the trend in the electronics segment operating profit has been the replacement of high-margin Peacekeeper production revenue by low-margin BAT development revenue.
 While the rate of operating profit for 1991 improved slightly for the electronics segment, the amount of profit declined $2 million. The rate increase was largely achieved by the ECM area where improved margins accompanied higher sales of the successful AN/ALQ-135 system developed for the F-15 fighter aircraft. Offsetting this increase was the cost of settling various legal and product disputes, principally for ESD Precision Products. Of the aggregate of $31 million in provisions made during 1991 for these issues, $12 million is reported in Other Deductions in the Consolidated Statements of Operations.
 Operating margin in 1993 included $71 million of pension income compared with $83 million in 1992, and $23 million in 1991. Nearly offsetting the 1993 reduction in pension income was 1993's decline in the cost of providing retiree health care and life insurance benefits - $32 million in 1993 versus $41 million in 1992, and $47 million in 1991. For calculating the liability balances for these plans at December 31, 1993 the company reduced the discount rate used from 8 to 7 percent and changed its employee turnover assumptions. The net affect of this served to increase year-end liability balances for all plans by $402 million. Also, for 1994, these changes will cause a $27 million reduction in pension income and an $8 million increase in retiree health care and life insurance benefit costs from what they otherwise would be.
 The Financial Accounting Standards Board's (FASB) accounting standard No. 106 - Employers' Accounting for Postretirement Benefits Other than Pensions - was adopted by the company in 1991. The liability representing previously unrecognized costs of $145 million for all years prior to 1991 was recorded as of January 1, 1991, with an after-tax effect on earnings of $88 million or $1.86 per share. The company's adoption in 1992 of the new FASB accounting standard No. 112 - Employers' Accounting for Postemployment Benefits - had no material effect on the company's financial position or operating results.
 Interest expense declined in each of the last four years - $9 million in 1993, $33 million in 1992, $15 million in 1991, and $29 million in 1990, with nearly all of these reductions stemming from four years of debt reduction which totaled $960 million, or 86 percent.
 In 1991 the company adopted the FASB standard No. 109 - Accounting for Income Taxes - and recorded, as of January 1, 1991, a benefit of $21 million, or 43 cents per share. As described in the accounting policy footnote to the financial statements, any future change in the tax rate would result in the immediate recognition in current earnings of the cumulative effect from deferred tax assets and liabilities.
 The company's effective federal income tax rate was 43.5 percent in 1993,
32.8 percent in 1992, and 3.2 percent in 1991. The rate for 1993 would have been 31.8 percent but for the effects of the retroactive application of The Revenue Reconciliation Act of 1993. The one percentage point increase in the federal statutory income tax rate, now 35 percent, required the redetermination of December 31, 1992 deferred tax asset and liability balances. This redetermination added $18 million to 1993's tax provision thereby reducing earnings per share by 38 cents. During 1989 final regulations were issued concerning the research tax credit. The company took a conservative approach in calculating its tax provisions since 1981 pursuant to uncertain proposed regulations. An exhaustive study was undertaken throughout the company to redetermine qualifying expenditures in compliance with final regulations so as to recalculate prior years' tax credits and amend its tax returns as appropriate. The benefit resulting from the conclusion of that study was the $90 million in additional research credits recognized in the determination of the 1991 effective tax rate of 3.2 percent.

Measures of Liquidity and Capital Resources
The evolution of the company's financial condition and liquidity, which began in 1990, continued to improve in 1993. Over these last four years operating cash flows have averaged $385 million annually. While cash flow from operations increased $96 million in 1993 over that of 1992, it declined $325 million in 1992 from that of 1991. Much of the increase in 1991's cash flow from operations resulted from the company finalizing the B-2 LRIP contract, after it was about 50 percent complete, as well as follow-on contracts for 747 and F/A-18 work. To a great extent the pace of delivery of B-2 production aircraft and the satisfactory completion of program milestones will dictate the future level of any required capital resources. Provisions for contract losses are one of the important elements shown in illustrating the difference between Net Income(Loss) and cash flows from operating activities shown in the Reconciliation section of the Consolidated Statements of Cash Flows. Cash outflow resulting from accrued forward loss provisions on fixed-price R&D contracts follows in succeeding periods, when the costs that they represent are incurred. Most of the $664 million in loss provisions made in the MUVS segment over the last six years was necessitated by the TSSAM program. As of December 31, 1993 all but $140 million of those loss provisions represent costs already incurred.
 The trend and relationship of sales volume with accounts receivable and inventoried cost balances, before and after the benefit of progress payments, is a useful measure in assessing liquidity. In 1987 the company's net investment in these balances represented 25 percent of sales. It had subsequently grown to 32 percent at year-end 1989, when Northrop's debt peaked, before dropping to 27 percent at the end of 1993. The largest recent reduction in gross accounts receivable and inventoried cost balances occurred in 1991 as the result of the final billing and collection of ATF contract balances, along with the completion of a number of B-2 contract
milestones during the year.   A reduction in the rate used by the
Government to make progress payments to its customers applies to new contracts entered into after legislation was enacted in 1993. Therefore, it is not expected to have a demonstrable effect on the company's level of working capital in the near term.

 The following table is a condensed summary of the detailed cash flow information contained in the Consolidated Statements of Cash Flows.
..........................................................................

 Year ended December 31       1993      1992      1991      1990      1989
Cash came from
 Customers                     99%       98%      100%       85%       86%
 Lenders                        1%        2%                 11%       13%
 Buyers of assets                                             4%        1%
                              100%      100%      100%      100%      100%
Cash went to
 Employees and suppliers of
   services and materials      89%       93%       88%       81%       83%
 Lenders                        8%        3%        9%       16%       13%
 Suppliers of facilities        2%        2%        2%        2%        3%
 Sellers of assets                        1%
 Shareholders                   1%        1%        1%        1%        1%
                              100%      100%      100%      100%      100%
..........................................................................

 The above percentages of gross cash receipts and disbursements portray the extent to which lenders supplemented customer financing until 1990 when it became possible to repay that support through improved collections from customers. Some other important indicators of short-term liquidity are the trend in working capital, the current ratio and the ratio of long-term debt to shareholders' equity. This information is reported in the table captioned Selected Financial Data.
 Total debt peaked at $1.3 billion in mid-1989. In February of 1990 the company sold its headquarters complex in Los Angeles and applied the net proceeds of $218 million toward reducing its short-term debt. In October 1990 the company reduced its former $750 million credit agreement to $400 million and converted that amount of short-term debt into long-term debt that was repayable in 20 quarterly installments of $20 million. The company at its option elected to prepay larger amounts. Cash flow from operations during 1992 was sufficient to enable the company to pay the four required installments totaling $80 million in converted credit agreement debt as well as to prepay another $60 million of this debt. In February of 1993 the last two installments totaling $40 million were prepaid and in November $210 million of private placement debt was paid. During three months of 1993 it was necessary to supplement cash provided by operations with short-term borrowings. These borrowings peaked at $232 million and none was outstanding at 1993's year end. They were necessitated by intermittent spikes in working capital needs on the B-2 and TSSAM programs. Future near-term borrowing needs will be met through the use of short-term credit lines and the company's $400 million revolving credit agreement, which was renewed with comparable terms for four more years in January 1994.
 To provide for long-term liquidity the company believes it could obtain additional capital from such sources as: the public or private capital markets, the further sale of assets, sale and leaseback of operating assets and leasing rather than purchasing new assets. The company's final amount of indebtedness, $160 million of private placement debt, is due to be paid in November 1995.
 The cash improvement program underway throughout the company since early 1989 has produced favorable results, with the expectation that further efforts will result in minimizing, if not eliminating, the need to make short-term borrowings during 1994. Cash generated from operations is expected to be more than sufficient in 1994 to finance capital expansion projects and continue paying dividends to the shareholders. Noncontract R&D expenditures are expected to approximate $100 million in 1994 compared with $97 million in 1993.
 Capital expenditure commitments at December 31, 1993, were approximately $115 million including $9 million for environmental control and compliance purposes. The 1994 forecast of capital expenditures is $100 million.
 The company will continue to provide the productive capacity to perform its existing contracts, dispose of assets no longer needed to fulfill operational requirements, prepare for future contracts and conduct R&D in the pursuit of developing opportunities. While these expenditures tend to limit short-term liquidity and profitability, they are made with the intention of improving the long-term growth and profitability of the company.
 Based on recent cash flow improvements, anticipated future positive cash flows, and unused and available capital resources, management believes that it is in a strong position to pursue its strategic options - acquiring one or more other businesses, raising cash dividends, repurchasing outstanding common shares, or making other investments, to maximize the long-term return to our shareholders.


Item 8.  Financial Statements and Supplementary Data


 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


   December 31, $ in millions                     1993        1992        1991        1990        1989
Assets
Current assets
 Cash and cash equivalents                     $   100     $   230     $   203     $   173     $     5
 Accounts receivable                               820         791         860         844       1,019
 Inventoried costs                                 569         670         693         721         683
 Deferred state income taxes                        46          38          28
 Prepaid expenses                                   25          31          23          47          40
 Total current assets                            1,560       1,760       1,807       1,785       1,747



Property, plant and equipment at cost
 Land and land improvements                        118         117         117         106         114
 Buildings                                         744         719         703         715         820
 Machinery and other equipment                   1,898       1,982       1,990       1,926       1,928
 Leasehold improvements                             29          59          65          63          62
                                                 2,789       2,877       2,875       2,810       2,924
 Accumulated depreciation and amortization      (1,773)     (1,753)     (1,698)     (1,571)     (1,484)
                                                 1,016       1,124       1,177       1,239       1,440

Other assets
 Prepaid pension cost and intangible
   pension asset                                   278         190          98          65           4
 Investments in and advances to
   affiliates and sundry assets                     78          81          34           5           5
 Deferred state income taxes                         7           7          12
                                                   363         278         144          70           9
                                               $ 2,939     $ 3,162     $ 3,128     $ 3,094     $ 3,196

 December 31, $ in millions                       1993        1992        1991        1990        1989
Liabilities and Shareholders' Equity:

Current liabilities
 Notes payable to banks                        $           $   100     $           $           $   570
 Current portion of long-term debt                             250          80         260
 Trade accounts payable                            324         363         407         330         511
 Accrued employees' compensation                   146         144         157         143         141
 Income taxes payable                               12                      25          12           6
 Deferred income taxes                             426         389         353         336         248
 Other current liabilities                         171         160         174         134         180
 Total current liabilities                       1,079       1,406       1,196       1,215       1,656

Long-term debt                                     160         160         470         690         550
Accrued retiree benefits                           308         266         218          37          33
Deferred gain on sale/leaseback                     23          26          29          32
Deferred income taxes                               47          50          33          87          82
Shareholders' equity
 Paid-in capital
   Preferred stock, 10,000,000 shares authorized
     and none issued
   Common stock, 200,000,000 shares authorized;
     issued and outstanding
    1993 -- 48,913,403;  1992 -- 47,398,303;
    1991 -- 47,090,248; 1990 -- 46,937,671;
    1989 -- 46,930,941                             256         207         199         196         196
 Retained earnings                               1,070       1,051         987         843         689
 Unvested employee restricted award shares          (2)         (2)         (4)         (6)        (10)
 Unfunded pension losses, net of taxes              (2)         (2)
                                                 1,322       1,254       1,182       1,033         875
                                               $ 2,939     $ 3,162     $ 3,128     $ 3,094     $ 3,196

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS


 December 31, $ in millions, except per share     1993        1992        1991        1990        1989

Net sales                                       $5,063      $5,550      $5,694      $5,490      $5,248
Cost of sales
 Operating costs                                 4,359       4,866       4,811       4,748       4,692
 Administrative and general expenses               485         455         531         451         533
Operating margin                                   219         229         352         291          23
Other income(deductions)
 Gain(loss) on disposals of property, plant
   and equipment                                   (26)        (11)         (6)        103          (9)
 Interest income                                     2           4          11           3           2
 Other, net                                         13           5                      10          (4)
 Interest expense                                  (38)        (47)        (80)        (95)       (124)
Income(loss) before income taxes and
  cumulative effect of accounting
   principle changes                               170         180         277         312        (112)
Federal and foreign income taxes(benefit)           74          59           9         102         (31)
Income(loss) before cumulative effect of
 accounting principle changes                       96         121         268         210         (81)
Cumulative effect on prior years of changes in
 accounting principles for
 Income taxes                                                               21
 Retiree health care and life
   insurance benefits                                                      (88)
Net income(loss)                                $   96      $  121      $  201      $  210      $  (81)

Weighted average common shares
 outstanding, in millions                         48.1        47.2        47.1        47.0        47.0
Earnings(loss) per share before cumulative
 effect of accounting principle changes         $ 1.99      $ 2.56      $ 5.69      $ 4.48      $(1.71)
Cumulative effect on prior years of changes in
 accounting principles, per share, for
 Income taxes                                                              .43
 Retiree health care and life
   insurance benefits                                                    (1.86)
Earnings(loss) per share                        $ 1.99      $ 2.56      $ 4.26      $ 4.48      $(1.71)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY

Year ended December 31, $ in millions,
  except per share                                1993        1992        1991        1990        1989
Paid-in Capital
 At beginning of year                           $  207      $  199      $  196      $  196      $  195
 Employee stock awards and options
   exercised, net of forfeitures                    49           8           3                       1
 At end of year                                    256         207         199         196         196

Retained Earnings
 At beginning of year                            1,051         987         843         689         826
 Net income(loss)                                   96         121         201         210         (81)
 Cash dividends                                    (77)        (57)        (57)        (56)        (56)
 At end of year                                  1,070       1,051         987         843         689

Unvested Employee Restricted Award Shares
 At beginning of year                               (2)         (4)         (6)        (10)        (17)
 Forfeitures, net of grants                                      1                       3           2
 Amortization                                                    1           2           1           5
 At end of year                                     (2)         (2)         (4)         (6)        (10)

Unfunded Pension Losses, Net of Taxes
 At beginning of year                               (2)
 Excess of additional minimum liability
   over unrecognized prior service costs                        (2)
 At end of year                                     (2)         (2)
Total shareholders' equity                      $1,322      $1,254      $1,182      $1,033      $  875

Book value per share                            $27.04      $26.46      $25.11      $22.00      $18.65
Cash dividends per share                          1.60        1.20        1.20        1.20        1.20

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


 Year ended December 31, $ in millions            1993        1992        1991        1990        1989


Operating Activities
 Sources of Cash
   Cash received from customers
     Progress payments                         $ 2,028     $ 2,647     $ 2,647     $ 2,618     $ 2,324
     Other collections                           2,924       2,914       3,050       2,977       2,830
   Interest received                                 2           4          11           2           3
   Income tax refunds received                       3                       3           1
   Shareholder litigation settlement                                         9
   Other cash receipts                               6           5           4          17          19
   Cash provided by operating activities         4,963       5,570       5,724       5,615       5,176
 Uses of Cash
   Cash paid to suppliers and employees          4,484       5,186       4,986       5,220       4,967
   Interest paid                                    42          47          85          97         122
   Fines from settled litigation                                            10          17
   Income taxes paid                                52          48          32          14           8
   Other cash payments                               5           5           2           1           1
   Cash used in operating activities             4,583       5,286       5,115       5,349       5,098
 Net cash provided by operating activities         380         284         609         266          78
Investing Activities
 Additions to property, plant and equipment       (134)       (123)       (118)       (121)       (187)
 Proceeds from sale of property,
   plant and equipment                               2           5           3         252          14
 Proceeds from sale of affiliates                    8                                               1
 Proceeds from sale of direct financing leases                                                      22
 Investments in affiliates, net of dividends         2         (47)
 Other investing activities                         (1)                     (8)         (3)          5
 Net cash provided by (used in)
   investing activities                           (123)       (165)       (123)        128        (145)
Financing Activities
 Borrowings under lines of credit                   55         100                     750         783
 Repayment of borrowings under lines of credit    (155)                               (920)       (659)
 Principal payments of long-term
   debt/capital leases                            (251)       (140)       (400)
 Proceeds from issuance of stock                    41           5           1
 Dividends paid                                    (77)        (57)        (57)        (56)        (56)
 Net cash provided by (used in)
   financing activities                           (387)        (92)       (456)       (226)         68
Increase(decrease) in cash and cash equivalents   (130)         27          30         168           1
Cash and cash equivalents balance at
  beginning of year                                230         203         173           5           4
Cash and cash equivalents balance
  at end of year                               $   100     $   230     $   203     $   173     $     5


 Year ended December 31, $ in millions            1993        1992        1991        1990        1989
Reconciliation of Net Income(Loss) to Net Cash
Provided by Operating Activities:
Net income(loss)                               $    96     $   121     $   201     $   210     $   (81)
Adjustments to reconcile net income(loss) to
 net cash provided
 Depreciation and amortization                     214         160         171         187         220
 Common stock issued to employees                    3           3           4           4           5
 Amortization of restricted award shares                         1           2           1           5
 Loss(gain) on disposals of property,
   plant and equipment                              26          11           6        (103)          9
 Cumulative effect on prior years of
   changes in accounting principles for
   Income taxes                                                            (21)
   Retiree health care and life insurance benefits                          88
 Non-cash retiree pension cost(income)             (40)        (43)         14         (53)          7
 Amortization of deferred gain on sale/leaseback    (3)         (3)         (3)         (2)
 Loss(gain) on sale of affiliates                   (4)                                              7
 Gain on sale of direct financing leases                                                           (13)
 Decrease(increase) in
   Accounts receivable                              (4)        339       1,058      (1,085)     (1,209)
   Inventoried costs                               142          63         123          50         (86)
   Prepaid expenses                                (10)        (17)         (8)                     (4)
   Refundable income taxes                                                               8           1
 Increase(decrease) in
   Progress payments                               (90)       (340)     (1,054)      1,204       1,138
   Accounts payable and accruals                   (28)        (43)        116        (211)         54
   Provisions for contract losses                   36           9        (100)        (41)         60
   Deferred income taxes                            26          48                      93         (34)
   Income taxes payable                             12         (25)         13           6           1
 Other non-cash transactions                         4                      (1)         (2)         (2)
Net cash provided by operating activities      $   380     $   284     $   609     $   266     $    78


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements include the accounts of the corporation and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. The investment in the parent company of Vought Aircraft Company (VAC) is accounted for by the cost method because it is a nonvoting minority interest. As there is no trading in the shares of VAC, it is not practical to estimate its fair value. Management does believe that its fair value approximates its carrying amount of $45 million.

Industry Segment and Major Customer Data
Descriptions of the company's principal products and services can be found in the Management's Discussion and Analysis section of this report. Intersegment sales are transacted at actual cost incurred with no profit added. Operating profit is defined to include the Other Income earned by each industry segment, but exclude costs allocated to them for general corporate expenses and state and local income taxes. The amount of the difference between (1) the costs of retiree benefit plans (pension and nonpension) allocable to contracts as determined by government cost accounting standards, and (2) cost(income) as calculated in conformity with financial accounting standards is captioned Corporate Retiree Benefit Income(Cost) and is shown separately from general corporate expenses so as not to distort operating profit as reported by industry segment. General corporate assets include cash and cash equivalents, the company's centralized data processing assets, corporate office furnishings and equipment, other unallocable property, investments in affiliates, prepaid pension cost and intangible pension asset.
 Sales to the company's major customer, the U.S. Government (including foreign military sales), are reported within each industry segment and in total in Selected Financial Data. The company does not conduct a significant volume of activity through foreign operations or in foreign currencies.

Sales
Sales under cost-reimbursement, service, research and development, and construction-type contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Construction-type contracts embrace those fixed-price contracts that provide for the delivery of a small number of units after a lengthy period of time over which a significant amount of costs have been incurred. Sales under other types of contracts are recorded as deliveries are made and are computed on the basis of the estimated final average unit cost plus profit (units-of-delivery type of percentage-of-completion method of accounting).
 Certain contracts contain provisions for price redetermination or for cost or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined. In the case of the B-2 bomber production contract any future increases in operating margin will be recognized on a units-of-delivery basis and recorded as each equivalent production unit is delivered. Amounts representing contract change orders, claims or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in assets, with any remaining amount reflected in Other Current Liabilities. Other changes in estimates of sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates.

Contract Research and Development
Customer-sponsored research and development costs (direct and indirect costs incurred pursuant to contractual arrangements) are accounted for like other contract costs.

Noncontract Research and Development
This category includes independent research and development costs (indirect costs allocable to U.S. Government contracts) and company-sponsored research and development costs (direct and indirect costs not recoverable under contractual arrangements). Independent research and development (IR&D) costs are included in administrative and general expenses while company-sponsored research and development costs are charged against income as incurred.

Environmental Costs
Environmental liabilities are accrued when the company determines its responsibility for cleanup costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is better than another the minimum amount in the range is recorded. The company does not anticipate and record insurance recoveries before collection is probable.

Income Taxes
Provisions(Benefits) for federal, state and local income taxes are calculated on reported financial statement pretax income(loss) based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions(benefits) differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.
 The company reports certain contracts using different methods of tax accounting for contracts in process and thus provides deferred taxes on the difference between the financial and taxable income reported during the performance of such contracts.
 State and local income and franchise tax provisions are included in administrative and general expenses.

Earnings(Loss) per Share
Earnings(Loss) per Share are based on the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. The dilutive effect of common stock equivalents, shares under stock options, was insignificant.

Cash and Cash Equivalents
Included are interest-earning liquid debt instruments that mature in three months or less from the date purchased. Amounts reported in the Consolidated Statements of Financial Position approximate their fair value.

Accounts Receivable
Included are amounts billed and currently due from customers under all types of contracts, amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost type of percentage-of-completion method of accounting), certain estimated contract changes, claims in negotiation and amounts retained pending contract completion.

Inventoried Costs
Inventoried costs primarily relate to work in process under fixed-price type contracts (excluding those included in unbilled accounts receivable as previously described). They represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead, production tooling costs, and allowable administrative and general expenses (except for general corporate expenses and IR&D allocable to commercial contracts, which are charged against income as incurred).
 In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year.

Depreciable Properties
Property, plant and equipment owned by the company are depreciated over the estimated useful lives of individual assets. Capital leases providing for the transfer of ownership upon their expiration or containing bargain purchase options are amortized over the estimated useful lives of individual assets. Most of these assets are depreciated using declining-balance methods, with the remainder using the straight-line method.



Accounts Receivable
Unbilled amounts represent sales for which billings have not been presented to customers at year-end, including differences between actual and estimated overhead and margin rates. These amounts are usually billed and collected within one year, progress payments are however received on a number of fixed-price contracts accounted for using the cost-to-cost type of percentage-of-completion method.
 Amounts due upon contract completion are retained by customers until work is completed and customer acceptance is obtained.
 Accounts receivable at December 31, 1993, are expected to be collected in 1994 except for approximately $3 million due in 1995 and $4 million due in 1996 and later. These amounts principally relate to long-term contracts with the U.S. Government.
 Allowances for doubtful amounts represent mainly estimates of overhead type costs which may not be successfully negotiated and collected.
 Contract loss provisions are reflected as an offset to accounts receivable to the extent related costs are contained therein.

  Accounts receivable were composed of the following:
......................................................................................................
$ in millions                                     1993        1992        1991        1990        1989
Due from U.S. Government, long-term contracts:
Current accounts
 Billed                                        $    65     $    82     $    70     $    65     $    88
 Unbilled                                        3,050       3,100       3,518       4,467       3,311
 Progress payments received                     (2,410)     (2,467)     (2,777)     (3,757)     (2,503)
 Net current accounts                              705         715         811         775         896
Due upon availability of funds                                                                      69
Due upon contract completion                        14          19           4          10          13
                                                   719         734         815         785         978




Due from other customers, long-term contracts:
Current accounts
 Billed                                             66          31          37          39          33
 Unbilled                                           43          48          15          58          28
Due upon contract completion                                                                         1
                                                   109          79          52          97          62
Total due, long-term contracts                     828         813         867         882       1,040

Trade and other accounts receivable:
Due from U.S. Government                            36          28          38          33          46
Due from other customers                            13           7           7          11           6
Total due, trade and other                          49          35          45          44          52

                                                   877         848         912         926       1,092
Allowances for doubtful amounts                    (57)        (57)        (52)        (82)        (73)

                                               $   820     $   791     $   860     $   844     $ 1,019
......................................................................................................

Inventoried Costs
Inventoried costs were composed of the following:
......................................................................................................
$ in millions                                     1993        1992        1991        1990        1989

Production costs of contracts in process        $  800      $  920      $  976      $1,050      $1,055
Administrative and general expenses                 95         109         106         134         141

                                                   895       1,029       1,082       1,184       1,196
Progress payments received                        (326)       (359)       (389)       (463)       (513)
                                                $  569      $  670      $  693      $  721      $  683
......................................................................................................

 Inventoried costs relate to long-term contracts in process and include expenditures for raw materials and work in process beyond what is required for recorded orders. These expenditures are incurred to help maintain stable and efficient production schedules. However, no material amount representing claims, learning curve, unamortized tooling or other deferred costs is included in inventoried costs.
 The ratio of inventoried administrative and general expenses to total inventoried costs is assumed to be the same as the ratio of total administrative and general expenses to total contract costs.
 According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts.

Notes Payable to Banks
The company has available short-term credit lines in the form of money market facilities with several banks. The amount of and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities. The average outstanding balance for days on which borrowings were made during 1993 was $80 million, at a weighted average interest rate of 3.4 percent. The maximum amount outstanding during the year occurred on December 24, 1993 - $232 million at a weighted average interest rate of 3.4 percent. At December 31, 1993, there were no outstanding money market loans.
 In addition, the company maintained a credit agreement with a group of domestic and foreign banks which made available $400 million on a revolving credit basis. This agreement was renewed on January 7, 1994, at the same dollar amount, for a period of four years. For 1993, the maximum amount outstanding was also the average outstanding balance for days on which borrowings were made -- $100 million at a weighted average interest rate of
3.7 percent. At December 31, 1993 there were no loans outstanding under the credit agreement. In 1993, the company paid quarterly a commitment fee of one-tenth percent per annum on the unused amounts and a facility fee of one-fifteenth percent per annum on the total amount of the revolving credit facility. Under both agreements, in the event of a "change in control," the banks are relieved of their commitments. Compensating balances are not required under these agreements.
 The company's credit agreements contain restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and the maintenance of shareholders' equity. At December 31, 1993, $295 million of retained earnings were unrestricted as to the payment of dividends. Total indebtedness for all types of borrowed money is limited to 150 percent of shareholders' equity, as defined. At December 31, 1993, indebtedness was limited to $1,969 million.

Income Taxes
Income tax expense(benefit), both federal and foreign (which arises primarily from work performed abroad by domestic operations), was composed of the following:

......................................................................................................

$ in millions                                     1993        1992        1991        1990        1989
Currently payable:
Federal income taxes                            $   41      $    7      $   11      $    9      $    3
Foreign income taxes                                 1           1                                   1
                                                    42           8          11           9           4
Change in deferred federal income taxes             32          51          (2)         93         (35)
                                                $   74      $   59      $    9      $  102      $  (31)

......................................................................................................

 Income tax expense(benefit) differs from the amount computed by multiplying the statutory federal income tax rate times the income(loss) before income taxes(benefit) due to the following:

.....................................................................................................
$ in millions                                     1993        1992        1991        1990        1989

Income tax expense(benefit) at statutory rate   $   59      $   61      $   94      $  106      $  (38)
Retroactive effect of statutory rate increase       18
Provision for nondeductible expenses                 1           1           8           1           7
Benefit from ESOP dividends                         (4)         (3)         (3)         (6)
Research and experimentation tax credit                                    (90)
Investment tax credit, net                                                               1
                                                $   74      $   59      $    9      $  102      $  (31)

......................................................................................................

The research and experimentation tax credit shown for 1991 was the outgrowth of an internal company study that determined the amount earned over the years 1981 through 1990 in excess of the amount previously recognized for those years pending final government regulations which were not issued until 1989.
 Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. The principal type of temporary difference stems from the recognition of income on contracts being reported under different methods for tax purposes than for financial reporting. Effective January 1, 1991, the company adopted FASB Statement No. 109.
 The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred tax balances since the adoption of FASB statement No. 109, as broadly categorized in the Consolidated Statements of Financial Position, were as follows:
........................................................................

$ in millions                               1993        1992        1991

Net deferred tax assets
 Deductible temporary differences
   Income on contracts                    $   21      $   13      $    8
   Retiree benefit plan expense               21          21          16
   Provision for estimated expenses           28          27          26
   Other                                       2           2           3
                                              72          63          53
 Taxable temporary differences
   Retiree benefit plan income               (19)        (15)         (7)
   Administrative and general expenses
     period-costed for tax purposes                       (3)         (6)
                                             (19)        (18)        (13)
                                          $   53      $   45      $   40
Net deferred tax liabilities
 Taxable temporary differences
   Income on contracts                    $  811      $  789      $  772
   Excess tax over book depreciation          70          89          93
   Retiree benefit plan income                94          64          33
   Administrative and general expenses
     period-costed for tax purposes           18          18          19
                                             993         960         917
 Deductible temporary differences
   Provision for estimated expenses         (135)       (120)       (116)
   Retiree benefit plan expense             (106)        (93)        (76)
   Other                                      (9)        (11)        (17)
                                            (250)       (224)       (209)
 Tax carryforwards
   Operating losses                          (54)       (117)       (151)
   Tax credits                              (129)       (140)       (150)
   Alternative minimum tax credit            (87)        (40)        (21)
                                            (270)       (297)       (322)
                                          $  473      $  439      $  386
Overall net deferred tax liability
 Total deferred tax liabilities (taxable
   temporary differences above)           $1,012      $  978       $ 930
 Less total deferred tax assets
   (deductible temporary differences
     and tax carryforwards above)            592         584         584
                                          $  420      $  394      $  346
.........................................................................
The tax carryforward benefits will be used in the periods that net deferred tax liabilities mature. The expiration dates for these tax carryforward benefits are: tax operating loss carryforwards - $54 million in 2004, and tax credit carryforwards in various amounts over the years 1994 through 2005. The alternative minimum tax credit can be carried forward indefinitely.

Long-Term Debt
Long-term debt consisted of the following:
......................................................................................................
$ in millions                                     1993        1992        1991        1990        1989

Notes payable to institutional investors
 with interest payable semi-annually
 Notes due November 1991, 9.81%                   $           $           $           $180        $180
 Notes due November 1993, 10.04%                               210         210         210         210
 Notes due November 1995, 10.24%                   160         160         160         160         160
Term loans payable to banks at floating rates                   40         180         400
                                                   160         410         550         950         550
Less current portion                                           250          80         260
                                                  $160        $160        $470        $690        $550
......................................................................................................

 The note purchase agreement with institutional investors contains restrictions as to mergers and limitations on liens and aggregate indebtedness - 150 percent of shareholders' equity. In the event of a "change in control" the noteholders could require the company to repurchase the outstanding notes at a premium.
 During 1993 the company prepaid the $40 million term loan outstanding at the end of 1992. The average outstanding balance during 1993, for the days on which notes remained outstanding, was $40 million at a weighted average interest rate of 3.7 percent. The company paid a facility fee of one-tenth percent per annum on the total amount outstanding.
 The principal amount of long-term debt outstanding at December 31, 1993, is due in 1995. Based on interest rates currently available for debt with terms and a due date similar to the company's $160 million in carrying value of long-term debt, an estimate of its fair value would be $175 million.

Retirement Benefits
The company sponsors several defined-benefit pension plans covering substantially all employees. Pension benefits for most employees are based on the employee's years of service and compensation during the last five years before retirement. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the company. Two of the four qualified plans, including the main plan which covers over 80 percent of all employees, were in a legally defined full-funding limitation status. No contributions have been made to the main plan since 1986. To protect the surplus of assets in the master trust from a "change in control" the trust agreement and the main pension plan were appropriately amended during 1991.
 The company and a subsidiary also sponsor defined-contribution plans in which all employees are eligible to participate. Company contributions, up to 4 percent of compensation, are based on a formula resulting in the matching of employee contributions.
 In addition, the company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees achieve eligibility to participate in these contributory plans upon retirement from active service and if they are age 55 with 10 or more years of service, or 65 with 5 years service. Election to participate must be made at the date of retirement. Qualifying dependents are also eligible for medical coverage. Approximately 75 percent of the company's current retirees participate in the medical plan. The cost and funded status for the medical and life benefits are combined in the tables that follow because (1) life benefits constitute an insignificant amount of the combined cost, and (2) the assets in trust for each plan can be used to pay benefits under either plan. Plan documents reserve the company's right to amend or terminate the plans at any time. Premiums charged retirees for medical coverage are based on years of service and are annually adjusted for the cost of the plan as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plan also has provisions for deductibles, copayments, coinsurance percentages, out-of-pocket limits, schedule of reasonable fees, managed care providers, maintenance of benefits with other plans, Medicare carve-out and a maximum lifetime benefit of $250,000 per covered individual. It is the policy of the company to fund the maximum amount deductible for income taxes into the VEBA trust established for these benefits. Until 1991, the costs accrued for these plans were determined by the aggregate actuarial cost method with such amounts paid by the company, along with retiree contributions, into a separate trust. The company elected to implement the new accounting standard, FASB Statement No. 106, for 1991 by immediately recognizing the January 1, 1991, accumulated postretirement benefit obligation of $437 million. This amount was offset by $292 million, the fair value of plan assets held in trust outside the company, in recording a net obligation and pretax charge to operations of $145 million.

 The cost to the company of these plans in each of the last five years is shown in the following table.

.....................................................................................................

$ in millions                                     1993        1992        1991        1990        1989

Defined-benefit pension plans
 Actual return on assets                         $(449)      $(298)      $(825)      $  26       $(626)
 Deferral of actual return on assets               153          38         604        (255)        442
 Expected return on assets                        (296)       (260)       (221)       (229)       (184)
 Service cost                                      104          99          88          92          89
 Interest cost                                     190         175         158         147         137
 Amortization of unrecognized items
     Transition asset, net                         (42)        (42)        (42)        (42)        (42)
     Prior service costs                            15          13          14          14          14
     Net gain from previous years                  (42)        (68)        (20)        (35)         (4)
Net periodic pension cost(income)                $ (71)      $ (83)      $ (23)      $ (53)      $  10

Defined-contribution plans                       $  47       $  48       $  45       $  44       $  40


Retiree health care and life insurance benefit plans
 Actual return on assets                         $ (19)      $ (10)      $ (85)
 Deferral of actual return on assets                (7)        (13)         69
 Expected return on assets                         (26)        (23)        (16)
 Service cost                                       21          25          24
 Interest cost                                      37          39          39
 Net periodic postretirement benefit cost        $  32       $  41       $  47       $  29       $  31
......................................................................................................

 Major assumptions as of each year-end used in the accounting for the defined-benefit plans are shown in the following table. Pension cost is determined using all three factors as of the beginning of each year, whereas the funded status of the plans, shown later, uses only the first two factors, as of the end of each year.

......................................................................................................

                                                  1993        1992        1991        1990        1989
Discount rate for obligations                     7.00%       8.00%       8.00%       8.50%       8.25%
Rate of increase for compensation                 5.50        5.50        5.50        5.50        5.50
Expected long-term rate of return on plan assets  8.25        8.25        8.25        8.25        8.25
......................................................................................................

 These assumptions were also used in retiree health care and life insurance benefit calculations with one modification. Since, unlike the pension trust, the earnings of the VEBA trust are taxable, the above pretax 8.25 percent return on plan assets was reduced accordingly to 5.5 percent after taxes. A significant factor used in estimating future per capita cost, for the company and its retirees, of covered health care benefits is known as the health care cost trend rate assumption. The rate used was 10 percent for 1993 and is assumed to decrease gradually to 6 percent for 2006 and remain at that level thereafter. An additional one-percentage-point of increase each year in that rate would result in a $9 million annual increase in the aggregate of the service and interest cost components of net periodic postretirement benefit cost, and a $68 million increase in the accumulated postretirement benefit obligation at December 31, 1993.
 The following tables set forth the funded status and amounts recognized in the Consolidated Statements of Financial Position at each year-end for the company's defined-benefit pension and retiree health care and life insurance benefit plans. The summary showing pension plans whose accumulated benefits are in excess of assets at December 31, 1993, is comprised of one qualified plan along with four unfunded nonqualified plans for benefits provided to directors, officers and employees either beyond those provided by, or payable under, the company's main plan.

......................................................................................................

$ in millions                                     1993        1992        1991        1990        1989

Pension Plans Whose Assets Exceed Accumulated Benefits
Actuarial present value of benefit obligations
 Vested benefits                               $ 2,059     $ 1,690     $ 1,538     $ 1,335     $ 1,178
 Nonvested benefits                                175         153         147         125         204
 Accumulated benefit obligations                 2,234       1,843       1,685       1,460       1,382
 Effect of assumed salary rate increases           453         421         387         325         346
 Projected benefit obligations                   2,687       2,264       2,072       1,785       1,728
Less market value of plan assets                 3,970       3,642       3,458       2,708       2,824
Excess of assets over projected
  benefit obligations                           (1,283)     (1,378)     (1,386)       (923)     (1,096)
Unrecognized items
 Net transition asset                              374         415         458         501         541
 Prior service costs                              (114)       (133)       (135)       (146)       (157)
 Net gain                                          764         916         972         513         715
Accrued retiree benefits liability (pension asset)
  included in Consolidated Statements of
  Financial Position                           $  (259)    $  (180)    $   (91)    $   (55)    $     3
......................................................................................................


Pension plan assets at December 31, 1993, were comprised of 60 percent equity type investments in listed companies (including 7 percent in Northrop common stock) and 40 percent in fixed income type investments, principally in U.S. Government securities. The investment in Northrop represents 7,574,800 shares, or 16 percent of the company's total shares outstanding.

..............................................................................................
$ in millions                                     1993        1992        1991        1990        1989

Pension Plans Whose Accumulated Benefits Exceed Assets
Actuarial present value of benefit obligations
 Vested benefits                               $    57     $    33     $    32     $    38     $    31
 Nonvested benefits                                  3                                   2
 Accumulated benefit obligations                    60          33          32          40          31
 Effect of assumed salary rate increases            19           3           3           3           6
 Projected benefit obligations                      79          36          35          43          37
Less market value of plan assets                    16                                  10
Excess of projected benefit obligations
  over assets                                       63          36          35          33          37
Unrecognized items
 Net transition obligation                          (5)         (4)         (5)         (7)         (6)
 Prior service costs                               (14)          5          (7)        (10)        (10)
 Net gain(loss)                                     (7)         (3)          9          13           7
Additional minimum liability                        12           7           3           3           4
Accrued retiree benefits liability included
  in Consolidated Statements of
  Financial Position                           $    49     $    41     $    35     $    32     $    32


......................................................................................................

 Retiree health care and life insurance plan assets at December 31, 1993, were almost entirely comprised of equity type investments in listed companies.

......................................................................................................
$ in millions                                                 1993        1992        1991        1990

Retiree health care and life insurance plans
Accumulated postretirement benefit obligation (APBO)
 Retirees                                                  $   274     $   243     $   240     $   206
 Fully eligible active employees                                86          82          97          83
 Active employees not yet eligible                             192         194         172         148
                                                               552         519         509         437
Less market value of plan assets                               373         369         372         292
Excess of APBO over assets                                     179         150         137         145
Unrecognized items
 Net transition obligation                                                                        (145)
 Net gain                                                       74          72          45
Accrued retiree benefits liability included
  in Consolidated Statements of Financial Position         $   253     $   222     $   182     $
......................................................................................................

Contingencies
The corporation and its subsidiaries have been named as defendants in various legal actions. Based upon available information, it is the company's expectation that those actions are either without merit or will have no material adverse effect on the company's results of operations or financial position.

Stock Rights
On September 21, 1988, the company adopted a Common Stock Purchase Rights plan. One right for each outstanding share of common stock was issued to shareholders of record on October 5, 1988. The rights will become exercisable on the tenth business day after a person or group has acquired 15 percent or more of the general voting power of the company, or announces an intention to make a tender offer for 30 percent or more of such voting power, without the prior consent of the Board of Directors. If the rights become exercisable, a holder will be entitled to purchase one share of common stock from the company at an initial exercise price of $105.
 If a person acquires more than 15 percent of the then outstanding voting power of the company or if the company is combined with an acquiror, each right will entitle its holder to receive, upon exercise, shares of the company's or the acquiror's (depending upon which is the surviving company) common stock having a value equal to two times the exercise price of the right.
 The company will be entitled to redeem the rights at $.02 per right at any time prior to the earlier of the expiration of the rights in October 1998 or within 10 days following the date that a person has acquired or obtained the right to acquire 15 percent of the general voting power of the company. The rights are not exercisable until after the date on which the company's prerogative to redeem the rights has expired. The rights do not have voting or dividend privilege and cannot be traded independently from the company's common stock until such time as they become exercisable.

Long-Term Incentive Stock Plan
The company's 1993 Long-Term Incentive Stock Plan provides for stock options, stock appreciation rights (SARs) and stock awards to key employees. This plan added 2,300,000 shares, of which up to one-half may be in the form of stock awards, to the pool available for future grants. The number of shares reserved for future grants shown in the following table reflects both stock options and stock awards.
 Stock awards, in the form of restricted performance stock rights, are granted to key employees without payment to the company. Recipients of the rights shall earn shares of stock based on a total shareholder return measure of performance over a five year period with interim distributions beginning three years after grant. If after the five year period no shares have been earned, based on performance, 70 percent of the original grant will be forfeited. Compensation expense will be estimated and accrued over the vesting period.
 Each grant of a stock option is made at the closing market price on the date of the grant. When stock options are exercised, the amount of the proceeds is added to paid-in capital. Under current accounting standards there are no additions to or deductions from income in connection with these options.
 Termination of employment can result in forfeiture of some or all of the benefits extended under the plans.

Stock option activity for the last five years is summarized below:
........................................................................................................
                                                                                                 Shares
                                                                Shares       Shares        Reserved for
                                                          Under Option  Exercisable       Future Grants
Outstanding at January 1, 1989, nonstatutory options
 with 1,200,000 SARs, at $27 to $47 per share                1,576,300      623,720           2,637,449
 Granted                                                       605,000
 Cancelled                                                     (37,780)
Outstanding at December 31, 1989, nonstatutory options
 with 1,800,000 SARs, at $17 to $47 per share                2,143,520    1,419,120           2,056,467
 Granted                                                       739,600
 Cancelled                                                     (36,800)
Outstanding at December 31, 1990, nonstatutory options
 with 1,800,000 SARs, at $15 to $47 per share                2,846,320    1,491,420           1,161,149
 Granted                                                        67,000
 Cancelled                                                     (54,420)
 Exercised or surrendered, at $17 to $19 per share             (35,030)
Outstanding at December 31, 1991, nonstatutory options
 with 1,800,000 SARs, at $15 to $47 per share                2,823,870    1,841,070           1,152,902
 Granted                                                       635,700
 Cancelled                                                     (43,380)
 Exercised or surrendered, at $16 to $29 per share            (281,660)
Outstanding at December 31, 1992, nonstatutory options
 at $15 to $47 per share                                     3,134,530    1,798,550             413,780
 Granted                                                       515,300
 Cancelled                                                     (96,640)
 Exercised or surrendered, at $15 to $30 per share          (1,405,330)
Outstanding at December 31, 1993, nonstatutory options
 at $15 to $36 per share                                     2,147,860      738,300           1,618,640
.......................................................................................................

Unaudited Selected Quarterly Data
Quarterly financial results, as previously reported in unaudited quarterly reports to shareholders, are set forth in the following tables together with dividend and common stock price data:


......................................................................................................
1993 Quarters, $ in millions, except per share                   4           3           2           1
Net sales                                                   $1,256      $1,220      $1,312      $1,275
Operating margin(loss)                                         (40)         83          93          83
Net income(loss)                                               (35)         26          53          52
Earnings(loss) per share                                      (.73)        .54        1.12        1.09
Dividend per share                                             .40         .40         .40         .40
Stock price:
High                                                        39 1/4      42 3/8      42 5/8      37 3/8
Low                                                         34          33 7/8      35 3/8      30 1/2
......................................................................................................


 The sum of quarterly earnings per share for 1993 does not equal earnings per share for the year because the average number of common shares outstanding for the second half of 1993 was disproportionately higher than the full year average due to the high level of stock options exercised during the second half.
 Net income and earnings per share in the third quarter of 1993 were reduced for the cumulative effect of the retroactive application of The Revenue Reconciliation Act of 1993 signed into law August 10, 1993. The one percentage point increase in the federal statutory income tax rate required the redetermination of prior deferred tax asset and liability balances as well as an increase in the taxes provided on pretax earnings for the first three quarters of 1993. Third quarter 1993 net income and earnings per share were accordingly reduced by $18 million, 38 cents per share, and $2 million, 5 cents per share, respectively.
 The operating loss in the fourth quarter of 1993 resulted from a $164 million provision for an increase in the estimated cost to complete the TSSAM development contract. This provision followed similar ones amounting to $14 million, $5 million and $18 million in each of the three preceding quarters, respectively.

......................................................................................................
1992 Quarters, $ in millions, except per share                   4           3           2           1
Net sales                                                   $1,514      $1,294      $1,442      $1,300
Operating margin(loss)                                          99         (39)         89          80
Net income(loss)                                                55         (32)         51          47
Earnings(loss) per share                                      1.17        (.69)       1.08        1.00
Dividend per share                                             .30         .30         .30         .30
Stock price:
High                                                        34 7/8      28 3/8      27 3/8      26 7/8
Low                                                         22 1/2      22 1/2      23 7/8      23 7/8
......................................................................................................

 The operating loss in the third quarter of 1992 resulted from a $152 million provision for the estimated financial impact of the company's proposal to the U.S. Air Force to extend the schedule to complete the TSSAM flight test program.
 The corporation's common stock is traded on the New York and Pacific Stock Exchanges (trading symbol NOC). The approximate number of holders of record of the corporation's common stock at January 31, 1994, was 11,550.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Northrop Corporation
Los Angeles, California

     We have audited the accompanying consolidated statements of financial position of Northrop Corporation and Subsidiaries as of December 31 for each of the years 1989 through 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Corporation and Subsidiaries at December 31 for each of the years 1989 through 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     As discussed in the footnotes to the consolidated financial statements, in 1991 the company changed its method of computing income taxes by adopting Financial Accounting Standards Board Statement No. 109 - Accounting for Income Taxes and its accounting for nonpension benefit plans by adopting Financial Accounting Standards Board Statement No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions.

Deloitte & Touche

Los Angeles, California
February 1, 1994

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No information is required in response to this Item.



                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

     The information as to Executive Officers is contained in Part I of this report as permitted by General Instruction G(3).

Item 11.  Executive Compensation

     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements

      Consolidated Statements of Financial Position
      Consolidated Statements of Operations
      Consolidated Statements of Changes in Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
      Independent Auditors' Report

      2.  Financial Statement Schedules

         Schedule II  -    Amounts Receivable from Related Parties and
                           Underwriters, Promoters and Employees other than
                           Related Parties
         Schedule V   -    Property, Plant and Equipment
         Schedule VI  -    Accumulated Depreciation, Depletion and
                           Amortization of Property, Plant and Equipment
         Schedule VII  -   Guarantees of Securities of Other Issuers
         Schedule VIII -   Valuation and Qualifying Accounts

      All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

      Separate financial statements of the parent company are omitted since it is primarily an operating company and minority equity interests in and/or nonguaranteed long-term debt of subsidiaries held by others than the company are in amounts which together do not exceed 5 percent of the total consolidated assets at December 31, 1993.

Exhibits:

  3(a) Certificate of Incorporation, as amended (incorporated by reference to Form SE filed March 30, 1989).

  3(b) Northrop Corporation Bylaws, as amended (incorporated by reference to Form SE filed March 30, 1993).

  4(a) Common Stock Purchase Rights Plan (incorporated by reference to Form 8-A filed September 22, 1988 and amended on August 2, 1991).

  4(b) Note Purchase Agreement dated October 15, 1988 among Northrop Corporation and various Institutional Investors (incorporated by reference to Form SE filed March 30, 1989).

 10(a)   Northrop Corporation Credit Agreement dated as of January 7, 1994.

 10(b) Uncommitted Credit Facility dated June 14, 1990, between Northrop Corporation and Bank of New York (incorporated by reference to Form SE filed March 30, 1992), which is substantially identical to facilities between Northrop and certain banks some of which are parties to the Credit Agreement filed as Exhibit (10)(a) hereto.

*10(c) 1973 Incentive Compensation Plan (incorporated by reference to Form 8-B filed June 21, 1985).

*10(d) 1973 Performance Achievement Plan (incorporated by reference to Form 8-B filed June 21, 1985).

*10(e)   Northrop Supplemental Plan 2.

*10(f)   Northrop Corporation ERISA Supplemental Plan 1.

*10(g) Retirement Plan for Independent Outside Directors (incorporated by reference to Form SE filed March 29, 1991).

*10(h) 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Form SE filed March 30, 1989).

 10(i) Deferred Compensation Arrangement under Performance Achievement Plan (incorporated by reference to Form 8-B filed June 21, 1985).

*10(j) Supplemental Life Insurance Policy (incorporated by reference to Form 8-B filed June 21, 1985).

*10(k) Supplemental Accidental Death and Dismemberment Insurance Policy (incorporated by reference to Form 8-B filed June 21, 1985).

*10(l) Supplemental Long-Term Disability Insurance Policy (incorporated by reference to Form 8-B filed June 21, 1985).

*10(m) Supplemental Health Insurance Policy (incorporated by reference to Form 8-B filed June 21, 1985).

*10(n) Supplemental Dental Insurance Policy (incorporated by reference to Form 8-B filed June 21, 1985).

*10(o) Employment Agreement dated October 18, 1989 between Northrop Corporation and Oliver C. Boileau, Jr. (incorporated by reference to Form SE filed March 30, 1993).

*10(p)   Northrop Corporation 1993 Long-Term Incentive Stock Plan
         (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993).

*10(q)   Northrop Corporation 1993 Non-employee Directors Plan
         (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993).

 10(r)   Northrop Corporation Special Severance Pay Agreement

 11      Statement Re Computation of Per Share Earnings

 23      Independent Auditors' Consent

 24      Power of Attorney



___________

* Listed as Exhibits pursuant to Item 601(b)(10) of Regulation S-K


(b) No reports on Form 8-K were filed during the three months ended December 31, 1993.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 1994.


                                      Northrop Corporation

                                      By: &&PINAZ2928

                                         Nelson F. Gibbs
                                         Corporate Vice President and
                                         Controller
                                         (Principal Accounting
                                         Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this 28th day of February 1994, by the following persons and in the capacities indicated.

            Signature                           Title
Kent Kresa*                     Chairman of the Board, President and Chief
                                  Executive Officer and Director
                                  (Principal Executive Officer)

Oliver C. Boileau, Jr. *        Director
Jack R. Borsting*               Director
John T. Chain, Jr.*             Director
Jack Edwards*                   Director
Barbara C. Jordan*              Director
Aulana L. Peters*               Director
Richard R. Rosenberg*           Director
William F. Schmied*             Director
John Brooks Slaughter*          Director
Wallace C. Solberg*             Director
Richard J. Stegemeier*          Director
Richard B. Waugh, Jr.*          Corporate Vice President and Chief
                                  Financial Officer



*By: &&PINAD1368
     Sheila M. Gibbons, Attorney-in-Fact
     pursuant to a power of attorney

                        SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                    UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                                         (Dollars in Thousands)



      COL. A                    COL. B         COL. C                 COL. D              COL. E
                                                                                           Balance at
                                Balance                             Deductions            End of Period
                                   at
                               Beginning                                   Amounts
                                   of                       Amounts        Written                    Not
  Classification                 Period      Additions     Collected         Off         Current    Current



Year ended December 31, 1990     $   347        $    9        $  356         $ -0-         $ -0-     $ -0-











                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                         (Dollars in Thousands)

    COL A.                                     COL B.      COL. C      COL. D      COL. E     COL. F

                                                                                  Other
                                             Balance at                          Changes       Balance
                                              Beginning  Additions                 Add          at End
  Classification                              of Period   At Cost   Retirements (Deduct)(1)  of Period

Year ended December 31, 1989:
  Land...........................            $   74,032   $          $    184     $         $   73,848
  Land improvements..............                42,888                             (2,574)     40,314
  Buildings......................               783,871     33,458        237        2,574     819,666
  Machinery and other equipment..             1,857,470    149,746     79,974                1,927,242
  Leasehold improvements.........                60,759      3,626      2,172                   62,213
                                             $2,819,020   $186,830   $ 82,567     $    -0-  $2,923,283
Year ended December 31, 1990:
  Land...........................            $   73,848   $          $  6,152     $ (1,574) $   66,122
  Land improvements..............                40,314      4,201      4,755                   39,760
  Buildings......................               819,666     20,099    106,687      (18,236)    714,842
  Machinery and other equipment..             1,927,242     92,358     78,454      (15,280)  1,925,866
  Leasehold improvements.........                62,213      4,526      2,996                   63,743
                                             $2,923,283   $121,184   $199,044     $(35,090) $2,810,333

Year ended December 31, 1991:
  Land...........................            $   66,122   $          $            $         $   66,122
  Land improvements..............                39,760     10,537          3           32      50,326
  Buildings......................               714,842         22      1,597      (10,468)    702,799
  Machinery and other equipment..             1,925,866    103,152     48,992       10,114   1,990,140
  Leasehold improvements.........                63,743      3,688      2,119          (17)     65,295
                                             $2,810,333   $117,399   $ 52,711     $   (339) $2,874,682
Year ended December 31, 1992:
  Land...........................            $   66,122   $    850   $    322     $         $   66,650
  Land improvements..............                50,326        619         33           (2)     50,910
  Buildings......................               702,799     15,722        536        1,142     719,127
  Machinery and other equipment..             1,990,140    102,522    111,190          122   1,981,594
  Leasehold improvements.........                65,295      2,810      8,156       (1,262)     58,687
                                             $2,874,682   $122,523   $120,237     $    -0-  $2,876,968
Year ended December 31, 1993:
  Land...........................            $   66,650   $      8   $            $         $   66,658
  Land improvements..............                50,910      1,637        912           28      51,663
  Buildings......................               719,127     15,645        476        9,449     743,745
  Machinery and other equipment..             1,981,594    114,507    198,815          528   1,897,814
  Leasehold improvements.........                58,687      3,110     22,855      (10,005)     28,937
                                             $2,876,968   $134,907   $223,058     $    -0-  $2,788,817

___________________
(1) Transfers between classifications and between operating elements and, in 1990, assets taken out of operation and held for sale transferred to prepaid expenses. Depreciation and amortization, including capital leases, is computed using the following lives:
                                                                     Years
           Land improvements . . . . . . . . . . . . . . . . .      4 to 25
           Buildings . . . . . . . . . . . . . . . . . . . . .      4 to 45
           Machinery and other equipment  . . . .. . . . . . .      2 to 20
           Leasehold improvements. . . .  . . . .. . . . . . .  Length of Lease

                   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                    OF PROPERTY, PLANT AND EQUIPMENT
                                         (Dollars in Thousands)


    COL A.                                     COL B.      COL. C      COL. D     COL. E      COL. F

                                                                                     Other
                                             Balance at                           Changes--    Balance
                                              Beginning  Additions                      Add     at End
  Classification                              of Period   At Cost   Retirements (Deduct)(1)  of Period


Year ended December 31, 1989:
  Land improvements..............            $   17,038   $  2,239   $            $         $   19,277
  Buildings......................               204,254     29,879        100                  234,033
  Machinery and other equipment..             1,072,205    180,925     57,959            8   1,195,179
  Leasehold improvements.........                29,383      7,524      1,633           (8)     35,266
                                             $1,322,880   $220,567   $ 59,692     $    -0-  $1,483,755
Year ended December 31, 1990:
  Land improvements..............            $   19,277   $  1,901   $  1,175     $   (642) $   19,361
  Buildings......................               234,033     25,820     24,768       (5,354)    229,731
  Machinery and other equipment..             1,195,179    150,921     55,779       (8,955)  1,281,366
  Leasehold improvements.........                35,266      8,042      2,707           (2)     40,599
                                             $1,483,755   $186,684   $ 84,429     $(14,953) $1,571,057
Year ended December 31, 1991:
  Land improvements..............            $   19,361   $  2,250   $            $     27  $   21,638
  Buildings......................               229,731     25,478        412         (499)    254,298
  Machinery and other equipment..             1,281,366    135,849     41,864          481   1,375,832
  Leasehold improvements.........                40,599      7,723      2,107           (9)     46,206
                                             $1,571,057   $171,300   $ 44,383     $    -0-  $1,697,974
Year ended December 31, 1992:
  Land improvements..............            $   21,638   $  2,400   $     32     $     (1) $   24,005
  Buildings......................               254,298     24,879        508          834     279,503
  Machinery and other equipment..             1,375,832    127,209     98,061          107   1,405,087
  Leasehold improvements.........                46,206      5,411      6,186         (940)     44,491
                                             $1,697,974   $159,899   $104,787     $    -0-  $1,753,086
Year ended December 31, 1993:
  Land improvements..............            $   24,005   $  3,278   $    910     $     14  $   26,387
  Buildings......................               279,503     56,385        351        4,619     340,156
  Machinery and other equipment..             1,405,087    150,761    173,299          490   1,383,039
  Leasehold improvements.........                44,491      3,929     20,386       (5,123)     22,911
                                             $1,753,086   $214,353   $194,946     $    -0-  $1,772,493

__________________
(1)   Transfers between classifications and between operating elements and, in assets taken out of
      1990, operation and held for sale transferred to prepaid expenses.

                        SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                         (Dollars in Thousands)

          Column A              Column B      Column C    Column D     Column E    Column F     Column G

                                                                                               Nature of
                                                                                             any default
                                                                                            by issuer of
                                                                                              securities
                                                                                             guaranteed
                                                                                           in principal,
                                                                                              interest,
                                                           Amount                           sinking fund
                                                          owned by                           redemption
                                                         person or    Amount in                   or
Name of issuer of         Title of issue  Total amount     persons  treasury of               provisions
securities guaranteed      of each class   guaranteed    for which   issuer of                or payment
by person for              of securities       and       statement   securities   Nature of         of
which statement is filed    guaranteed     outstanding    is filed   guaranteed   guarantee   dividends
Cruceros de Valencia           Mortgage     $ 3,000         -0-         -0-  Guaranteed by Northrop None




                            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                         (Dollars in Thousands)

             COL. A                                       COL. B      COL. C       COL. D      COL. E
                                                                                    Other
                                                        Balance at                Changes--    Balance
                                                         Beginning  Additions      Add         at End
         Classification                                 of Period    At Cost    (Deduct)(1)   of Period

Description:

Year ended December 31, 1989
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful
     amounts . . . . . . . . . . . . . . . . . . . . .     $75,393    $ 6,699    $ (9,248)      $72,844

Year ended December 31, 1990
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful
     amounts . . . . . . . . . . . . . . . . . . . . .     $72,844    $27,862    $(18,625)      $82,081

Year ended December 31, 1991
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful
     amounts . . . . . . . . . . . . . . . . . . . . .     $82,081    $ 8,900    $(38,980)      $52,001

Year ended December 31, 1992
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful
     amounts . . . . . . . . . . . . . . . . . . . . .     $52,001    $ 7,571    $ (2,412)      $57,160

Year ended December 31, 1993
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful
     amounts . . . . . . . . . . . . . . . . . . . . .     $57,160    $ 9,304    $ (9,759)      $56,705

__________

(1)  Uncollectible amounts written off, net of recoveries.

                                               EXHIBIT 11

                             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                    (in thousands, except per share)

                                                1993        1992        1991        1990        1989

Primary:
Average shares outstanding                      48,085      47,179      47,075      46,963      46,986
Net effect of the assumed exercise
  of stock options - based on the
   treasury stock method                           792         251         187           1
            Totals                              48,877      47,430      47,262      46,964      46,986
Income(loss) before cumulative effect
  of accounting principle changes             $ 95,755    $120,922    $268,256    $210,424    $(80,469)
Cumulative effect on prior years of
  changes in accounting principles:
    Income Taxes                                                        20,282
    Retiree healthcare and life
      insurance benefits                                               (87,717)
Net Income(loss)                              $ 95,755    $120,922    $200,821    $210,424    $(80,469)
Earnings(loss) per share before
  cumulative effect of accounting
   principle changes                          $   1.96    $   2.55    $   5.68    $   4.48    $  (1.71)
Cumulative effect on prior years
  of change in accounting principles,
   per share:
    Income Taxes                                                           .43
    Retiree healthcare and life
      insurance benefits                                                 (1.86)
Earnings(loss) per share(1)                   $   1.96    $   2.55    $   4.25    $   4.48    $  (1.71)
Fully diluted:
Average shares outstanding                      48,085      47,179      47,075      46,963      46,986
Net effect of the assumed exercise
  of stock options - based on the
   treasury stock method                           872         805         225           4
            Totals                              48,957      47,984      47,300      46,967      46,986
Income(loss) before cumulative effect
  of accounting principle changes             $ 95,755    $120,922    $268,256    $210,424    $(80,469)
Cumulative effect on prior years of
  changes in accounting principles:
    Income Taxes                                                        20,282
    Retiree healthcare and life
      insurance benefits                                               (87,717)
Net Income(loss)                              $ 95,755    $120,922    $200,821    $210,424    $(80,469)
Earnings(loss) per share before
  cumulative effect of accounting
   principle changes                          $   1.96    $   2.52    $   5.67    $   4.48    $  (1.71)
Cumulative effect on prior years
  of change in accounting principles,
   per share:
    Income Taxes                                                           .43
    Retiree healthcare and life
      insurance benefits                                                 (1.85)
Earnings(loss) per share(1)                   $   1.96    $   2.52    $   4.25    $   4.48    $  (1.71)



_______________

(1)  This calculation was made in compliance with Item 601 of Regulation S-K.  Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%.


                                EXHIBIT 23

                       INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 2-73293, 2-98614 and 33-15764 of Northrop Corporation on Form S-8 of our report dated February 1, 1994, appearing in this Annual Report on Form 10-K of Northrop Corporation for the year ended December 31, 1993.

DELOITTE & TOUCHE

Los Angeles, California
February 28, 1994