Form 10-Q
period 1993-09-30
NORTHROP CORP
filed 1994-05-09
CIK 72945

PAGE 1


                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________


For Quarter Ended March 31, 1994
Commission File Number 1-3229


                        NORTHROP CORPORATION
       (Exact name of registrant as specified in its charter)


               DELAWARE                                No. 95-1055798
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification No.)


       1840 Century Park East, Los Angeles, California  90067
              (address of principal executive offices)

                           (310) 553-6262

        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           Yes x                                 No

                APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.






Common Stock outstanding as of April 30, 1994             49,137,871 shares

Part I. Financial Information
Item 1. Financial Statements

SELECTED INDUSTRY SEGMENT INFORMATION     Northrop Corporation and Subsidiaries

                                                   Three months ended March 31
$ in millions                                               1994          1993
Net Sales:
Aircraft                                                  $  974        $1,049
Electronics                                                  160           177
Missiles and Unmanned Vehicle Systems                         88            59
Services                                                      20            19
Intersegment sales                                           (24)          (29)
                                                          $1,218        $1,275
Operating Profit(Loss):
Aircraft                                                  $   78        $  105
Electronics                                                   16            17
Missiles and Unmanned Vehicle Systems                          3           (12)
Services                                                       1
Total operating profit                                        98           110
Adjustments to reconcile
  operating profit to operating margin:
Other deductions(income) included above                        1            (1)
State and local income taxes                                  (3)           (9)
General corporate expenses                                   (23)          (28)
Corporate retiree benefit income                              10            11
Operating margin                                          $   83        $   83

Contract Acquisitions:
Aircraft                                                  $3,130        $1,001
Electronics                                                  141           128
Missiles and Unmanned Vehicle Systems                         62           137
Services                                                      10            14
Intersegment acquisitions                                    (36)          (22)
                                                          $3,307        $1,258
Funded Order Backlog:
Aircraft                                                  $7,806        $5,951
Electronics                                                  742           684
Missiles and Unmanned Vehicle Systems                        501           527
Services                                                      33            42
Intersegment backlog                                         (74)          (46)
                                                          $9,008        $7,158

CONSOLIDATED CONDENSED STATEMENTS       Northrop Corporation and Subsidiaries
OF OPERATIONS




                                                  Three months ended March 31
$ in millions, except per share                          1994            1993

Net Sales                                              $1,218          $1,275
Cost of sales
   Operating costs                                      1,019           1,074
   Administrative and general expenses                    116             118
Operating margin                                           83              83
Interest income                                             1               1
Other, net                                                                  4
Interest expense                                           (5)            (10)
Income before income taxes                                 79              78
Federal and foreign income taxes                           27              26
Net income                                             $   52          $   52

Weighted average shares outstanding,
in millions                                              49.1            47.4

Earnings per share                                      $1.05           $1.09

Dividends per share                                     $ .40            $.40

CONSOLIDATED CONDENSED STATEMENTS         Northrop Corporation and Subsidiaries
OF CHANGES IN SHAREHOLDERS' EQUITY






                                                    Three months ended March 31
$ in millions                                              1994            1993

Paid-in Capital:
At beginning of year                                     $  256          $  207
Employee stock awards and options
  exercised, net of forfeitures                               5               2
                                                         $  261          $  209
Retained Earnings:
At beginning of year                                     $1,070          $1,051
Net income                                                   52              52
Cash dividends                                              (20)            (19)
                                                         $1,102          $1,084

Unvested Employee Restricted Award Shares:
At beginning of year                                     $   (2)         $   (2)
Amortization                                                  1
                                                         $   (1)         $   (2)

Unfunded pension losses, net of taxes                    $   (2)         $   (2)




CONSOLIDATED CONDENSED STATEMENTS        Northrop Corporation and Subsidiaries
OF FINANCIAL POSITION




                                                     March 31     December 31
$ in millions                                            1994            1993
Assets:
Cash and cash equivalents                             $   206         $   100
Accounts receivable, net of progress payments
of $1,865 in 1994 and $2,410 in 1993                      812             820
Inventoried costs, net of progress payments
  of $290 in 1994 and $326 in 1993                        564             569
Deferred state income taxes                                45              46
Prepaid expenses                                           22              25
Total current assets                                    1,649           1,560


Property, plant and equipment                           2,796           2,789
Accumulated depreciation and amortization              (1,798)         (1,773)
                                                          998           1,016

Prepaid pension cost and intangible
 pension asset                                            298             278
Investments in and advances to
 affiliates and sundry assets                              83              78
Deferred state income taxes                                 7               7
                                                          388             363
                                                      $ 3,035         $ 2,939

                                                        March 31   December 31
$ in millions                                               1994          1993

Liabilities and Shareholders' Equity:
Trade accounts payable                                   $   294       $   324
Accrued employees' compensation                              159           146
Income taxes payable, including deferred
 income taxes of $445 in 1994 and
 $426 in 1993                                                462           438
Other current liabilities                                    212           171
Total current liabilities                                  1,127         1,079
Long-term debt                                               160           160
Accrued retiree benefits                                     318           308
Deferred gain on sale/leaseback                               22            23
Deferred income taxes                                         48            47
Paid-in capital
 Preferred stock, 10,000,000 shares
   authorized and none issued
 Common stock, 200,000,000 shares
   authorized; issued and outstanding:
       1994 -- 49,135,271;  1993 -- 48,913,403               261           256
Retained earnings                                          1,102         1,070
Unvested employee restricted award shares                     (1)           (2)
Unfunded pension loss, net of taxes                           (2)           (2)
                                                           1,360         1,322
                                                         $ 3,035       $ 2,939

CONSOLIDATED CONDENSED STATEMENTS        Northrop Corporation and Subsidiaries
OF CASH FLOWS
                                                   Three months ended March 31

 $ in millions                                                  1994      1993

Operating Activities
 Sources of Cash
  Cash received from customers
     Progress payments                                        $  581    $  462
     Other collections                                           625       680
  Interest received                                                          1
  Other cash receipts                                              1         1
  Cash provided by operating activities                        1,207     1,144
 Uses of Cash
  Cash paid to suppliers and employees                         1,052     1,083
  Interest paid                                                    1         1
  Income taxes paid                                                4         2
  Other cash payments                                                        1
  Cash used in operating activities                            1,057     1,087
 Net cash provided by operating activities                       150        57
Investing Activities
 Additions to property, plant and equipment                      (25)      (34)
 Proceeds from sale of affiliate                                             3
 Investments in affiliates                                                  (1)
 Other investing activities                                       (4)
 Net cash used in investing activities                           (29)      (32)
Financing Activities
 Repayment of borrowings under lines of credit                            (100)
 Principal payments of long-term debt/capital leases                       (40)
 Proceeds from issuance of stock                                   5
 Dividends paid                                                  (20)      (19)
 Net cash used in financing activities                           (15)     (159)
Increase(decrease) in cash and cash equivalents                  106      (134)
Cash and cash equivalents balance at
 beginning of period                                             100       230
Cash and cash equivalents balance at end of period            $  206    $   96



                                                   Three months ended March 31

 $ in millions                                                  1994      1993

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities
Net income                                                    $   52    $   52
Adjustments to reconcile net income
 to net cash provided
 Depreciation and amortization                                    42        33
 Common stock issued to employees                                            2
 Loss on disposals of property,
   plant and equipment                                             1         1
 Non-cash retiree benefit income                                  (6)       (9)
 Amortization of deferred gain on sale/leaseback                  (1)
 Gain on sale of affiliate                                                  (2)
 Decrease(increase) in
  Accounts receivable                                            568         9
  Inventoried costs                                               42        25
 Increase(decrease) in
  Progress payments                                             (581)     (126)
  Accounts payable and accruals                                   30        46
  Provisions for contract losses                                 (20)       (1)
  Income taxes                                                    25        33
 Other non-cash transactions                                      (2)       (6)
Net cash provided by operating activities                     $  150    $   57


NOTES TO CONSOLIDATED CONDENSED        Northrop Corporation and Subsidiaries
FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments (all of which were normal recurring accruals) necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes, Operations Review, and Independent Auditors' Report contained in the company's 1993 Annual Report.

Inventories
The company's inventories consist primarily of work in process related to long-term contracts with customers; therefore further breakdown is considered inapplicable.

Subsequent Events
In April 1994, following a tender offer pursuant to an Agreement and Plan of Merger, the company began the process to purchase the outstanding common stock of Grumman Corporation at a cost of about $2.17 billion. Grumman Corporation produces aerospace products, electronics systems and special purpose vehicles, and provides electronic data processing and other services. Reporting on a consolidated basis for Northrop Grumman will begin with the second quarter 1994.
     Also in April 1994, the company replaced its existing $400 million credit agreement with a new credit agreement with a group of domestic and foreign banks. The new Senior Credit Facility provides for two credit facilities: $600 million available on a revolving credit basis through March 1999 and, to finance the acquisition of Grumman, a floating interest rate $2,200 million term loan due in 18 quarterly installments of $110 million and a final installment of $220 million due in March 1999. Grumman shares will serve as collateral under the new Senior Credit Facility. The company will pay, quarterly, a facility fee and, at least quarterly, interest based on the company's leverage ratio and oustanding debt. In the event of a "change in control" the banks are relieved of their commitments. Compensating balances are not required.
     The new credit agreement contains restrictions including those relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money, interest coverage and the maintenance of shareholders' equity.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF ITS OPERATIONS

Sales were 4 percent lower in the first quarter of 1994 versus the first quarter of 1993. Increases in the missiles and unmanned vehicle systems
(MUVS) and services segment sales were more than offset by decreases in electronics and aircraft segments. Sales increased in the MUVS segment, where revenue on the AGM-137 Tri-Service Standoff Attack Missile (TSSAM) was higher than a year ago, when there was an unusually low level of subcontractor activity with Northrop, the prime contractor.
     Aircraft segment sales in the first quarter decreased because of lower overall B-2 revenue and fewer F/A-18 C/D and 747 shipset deliveries, which more than offset higher revenue on the F/A-18 E/F development program.

     Sales by major program and units delivered in the first quarter were:
. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
$ in millions                           1994               1993
B-2                                   $  674             $  743
F/A-18C/D                                 80                 95
F/A-18E/F                                107                 44
747                                      100                151
ECM                                       92                 88
AGM-137                                   67                 45
BAT                                       21                 28
All other                                 77                 81
                                      $1,218             $1,275
. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Units
                                        1994               1993
F/A-18C/D                                 12                 14
747                                        9                 16
. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     The amount and the rate of operating profit decreased in the aircraft segment in the first quarter of 1994 compared with last year's first quarter. All three of the company's major aircraft production programs -- B-2, F/A-18 and 747 - contributed to this unfavorable operating profit comparison. Lower sales volume, including no B-2 deliveries in this year's first quarter, caused much of the aircraft segment decline in operating profit. Lower negotiated rates of margin on recent orders for subcontract work also contributed to the decline.

     The MUVS loss in the first quarter of 1993 arose from an $18 million loss provision made for the AGM-137 TSSAM development program to cover the additional costs estimated for its completion. In the targets area lower margins were earned on higher sales in the first quarter of 1994 versus the first quarter of 1993.
     Interest expense in the first quarter of 1994 was $5 million lower than in the corresponding quarter of 1993, following the $255 million decline in average debt outstanding between the two years' first quarters.
     During the first quarter, $150 million of cash was generated from operations, versus $57 million in last year's first quarter, and was more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility will be provided by cash flow generated from operating activities, supplemented by the unused borrowing capacity available under the recently negotiated $600-million revolving credit facility and other short-term credit facilities. The revolving credit facility, combined with a $2.2 billion term loan facility comprise the new $2.8 billion Senior Credit Facility negotiated in April 1994. The purpose of the five-year term loan is to finance the tender offer and purchase of Grumman Corporation's outstanding common stock pursuant to an Agreement and Plan of Merger. With more than 93 percent of Grumman's stock now purchased, the acquisition is expected to be consummated during the second quarter of 1994 with the reporting of consolidated financial statements to begin with the second quarter.



Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

		         Exhibit 10. Northrop Corporation Amended and Restated Credit Agreement, dated as of April 15, 1994,
                        Amended and Restated as of April 18, 1994

           Exhibit 11.  Statement re Computation of Per Share Earnings

     (b) A report on Form 8-K was filed with the Securities and Exchange Commission on March 25, 1994 regarding an amendment to the Company's Bylaws.

     (c) A report on Form 8-K was filed with the Securities and Exchange Commission on May 2, 1994 regarding the purchase of Grumman Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 Northrop Corporation (Registrant)




Date:    May 9, 1994
                                           &&PINAZ2928
                                           Nelson F. Gibbs
                                           Vice President and Controller


Date:    May 9, 1994                       &&PINAD1368
                                           Sheila M. Gibbons
                                           Vice President and Secretary





                               II-1



                               Northrop Corporation and Subsidiaries



                                      EXHIBIT 11
                    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                           (in thousands, except per share)



                                                           Three months ended
                                                                     March 31

                                                           1994          1993
Primary:
Average shares outstanding. . . . . . . . . . .  . . .   49,051        47,447
Common stock equivalents. . . . . . . . . . . . . . . .     733           806
           Totals . . . . . . . . . . . . . . . . . . .  49,784        48,253
Net income  . . . . . . . . . . . . . . . . . . . . . . $51,643       $51,588
Earnings per share(1) . . . . . . . . . . . . . . . .   $  1.04       $  1.07


Fully diluted:
Average shares outstanding. . . . . . . . . . . . . .    49,051        47,447
Common stock equivalents. . . . . . . . . . . . . . .       755           995
           Totals . . . . . . . . . . . . . . . . . .    49,806        48,442
Net income  . . . . . . . . . . . . . . . . . . . . .   $51,643       $51,588
Earnings per share(1) . . . . . . . . . . . . . . . ..  $  1.04       $  1.06






_____________

(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%.