Form 10-Q
period 1994-09-30
NORTHROP GRUMMAN CORP
filed 1994-11-14
CIK 72945

PAGE 1

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________

For Quarter Ended September 30, 1994
Commission File Number 1-3229

                     NORTHROP GRUMMAN CORPORATION
        (Exact name of registrant as specified in its charter)

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



Common Stock outstanding as of October 31, 1994       49,186,505 shares

                          Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS




                              Three months ended   Nine months ended
                                    September 30        September 30
$ in millions, except per share    1994     1993       1994     1993

Net Sales                        $1,927   $1,220     $4,831   $3,807
Cost of sales
   Operating costs                1,555    1,018      3,924    3,194
   Administrative and general
     expenses                       267      119        586      354
Operating margin                    105       83        321      259
Interest income                       2                   5        1
Other, net                          (10)      (4)        (6)      (3)
Interest expense                    (35)     (10)       (73)     (30)
Income before income taxes           62       69        247      227
Federal and foreign income taxes     23       43         91       96
Net income                       $   39   $   26     $  156   $  131

Weighted average shares
  outstanding, in millions         49.2     48.4       49.1     47.8
Earnings per share               $  .79   $  .54     $ 3.17   $ 2.74
Dividends per share                 .40      .40       1.20     1.20










                                  Northrop Grumman Corporation and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF
                          FINANCIAL POSITION



                                          September 30   December 31
$ in millions                                     1994          1993
Assets:
Cash and cash equivalents                      $    14       $   100
Marketable securities                               11
Accounts receivable, net of
  progress payments of $2,253 in
   1994 and $2,410 in 1993                       1,221           820
Inventoried costs, net of progress
  payments of $759 in 1994 and $326 in 1993      1,061           569
Deferred state income taxes                         31            46
Prepaid expenses                                    58            25
Total current assets                             2,396         1,560

Property, plant and equipment                    3,384         2,789
Accumulated depreciation and
  amortization                                  (1,838)       (1,773)
                                                 1,546         1,016

Goodwill, net of amortization of $16             1,236
Other purchased intangibles, net of
  amortization of $10                              382
Prepaid pension cost, intangible
  pension asset and benefit trust fund             455           278
Deferred income taxes                               27             7
Investments in and advances to
  affiliates and sundry assets                      80            48
Assets held for sale                                67            30
                                                 2,247           363
                                               $ 6,189       $ 2,939


                                          September 30   December 31
$ in millions                                     1994          1993

Liabilities and Shareholders' Equity:
Notes payable to banks                         $    23       $
Current portion of long-term debt                  202
Trade accounts payable                             442           324
Accrued employees' compensation                    279           146
Income taxes payable, including deferred
  income taxes of $339 in 1994 and
    $426 in 1993                                   350           438
Other current liabilities                          540           171
Total current liabilities                        1,836         1,079
Long-term debt                                   1,721           160
Accrued retiree benefits                         1,064           308
Other long-term obligations                         50
Deferred gain on sale/leaseback                     21            23
Deferred income taxes                               72            47
Paid-in capital
    Preferred stock, 10,000,000 shares
        authorized and none issued
    Common stock, 200,000,000 shares
        authorized; issued and outstanding:
        1994 -- 49,175,485;  1993 -- 48,913,403    261           256
Retained earnings                                1,167         1,070
Unvested employee restricted award shares           (1)           (2)
Unfunded pension losses, net of taxes               (2)           (2)
                                                 1,425         1,322
                                               $ 6,189       $ 2,939




                                  Northrop Grumman Corporation and Subsidiaries

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended September 30,
  $ in millions                                   1994          1993
Operating Activities
Sources of Cash
  Cash received from customers
     Progress payments                         $ 2,092       $ 1,488
     Other collections                           3,433         1,939
  Interest received                                  6             2
  Other cash receipts                                9             8
  Cash provided by operating activities          5,540         3,437
Uses of Cash
  Cash paid to suppliers and employees           4,999         3,336
  Interest paid                                     64            21
  Income taxes paid                                 76            36
  Other cash payments                                8             4
  Cash used in operating activities              5,147         3,397
Net cash provided by operating activities          393            40

Investing Activities
  Payment for purchase, net of cash acquired, of:
    Grumman Corporation                         (1,841)
    Vought Aircraft Company                        (12)
  Additions to property, plant and equipment       (99)         (104)
  Proceeds from sale of property, plant
    and equipment                                   11             1
  Funding of retiree benefit trust                 (31)
  Dividends from affiliate                           5
  Other investing activities                        13             3
  Net cash used in investing activities         (1,954)         (100)

Financing Activities
  Borrowings under lines of credit               2,223            55
  Repayment of borrowings under lines of credit   (500)         (155)
  Principal payments of long-term
    debt/capital leases                           (195)          (41)
  Proceeds from issuance of stock                    6            40
  Dividends paid                                   (59)          (57)
  Net cash provided by (used in)
    financing activities                         1,475          (158)

Decrease in cash and cash equivalents              (86)         (218)
Cash and cash equivalents balance
  at beginning of period                           100           230
Cash and cash equivalents balance
  at end of period                             $    14       $    12

Nine months ended September 30
  $ in millions,                                  1994          1993
Reconciliation of Net Income to
  Net Cash Provided by Operating Activities:
Net income                                     $   156       $   131
Adjustments to reconcile net income
  to net cash provided
  Depreciation of property, plant
    and equipment                                  175           149
  Amortization of intangible assets                 26
  Common stock issued to employees                                 2
  Loss on disposals of property,
    plant and equipment                             14            10
  Noncash retiree benefit income                   (18)          (30)
  Amortization of deferred gain on
    sale/leaseback                                  (2)           (2)
  Gain on sale of affiliate                                       (2)
  Decrease(increase) in
      Accounts receivable                          445            50
      Inventoried costs                           (471)           91
      Prepaid expenses                             (23)          (15)
  Increase(decrease) in
      Progress payments                            276          (412)
      Accounts payable and accruals               (144)            9
      Provisions for contract losses               (81)          (21)
      Income taxes                                  45            80
  Other noncash transactions                        (5)
Net cash provided by operating activities      $   393       $    40

Noncash Investing and Financing Activities:
Purchase of Grumman Corporation
  Fair value of assets acquired                $ 3,508
  Cash paid                                     (2,128)
  Liabilities assumed                          $ 1,380

Purchase of Vought Aircraft Company
  Fair value of assets acquired
    (less $45 invested in VAC in 1992)         $   711
  Cash paid                                       (130)
  Liabilities assumed                          $   581

                                  Northrop Grumman Corporation and Subsidiaries

 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





Nine months ended September 30,
  $ in millions                                   1994          1993
Paid-in Capital:
At beginning of year                            $  256        $  207
Employee stock awards and options exercised,
    net of forfeitures                               5            42
                                                $  261        $  249
Retained Earnings:
At beginning of year                            $1,070        $1,051
Net income                                         156           131
Cash dividends                                     (59)          (57)
                                                $1,167        $1,125

Unvested Employee Restricted Award Shares:
At beginning of year                            $   (2)       $   (2)
Amortization                                         1
                                                $   (1)       $   (2)

Unfunded Pension Losses, Net of Taxes           $   (2)       $   (2)









                          Northrop Grumman Corporation and Subsidiaries

                 SELECTED INDUSTRY SEGMENT INFORMATION

                              Three months ended   Nine months ended
                                    September 30        September 30
$ in millions                      1994     1993       1994     1993
Net Sales:
Military and Commercial
  Aircraft                      $ 1,320  $   960    $ 3,412  $ 3,033
Electronics and Systems
  Integration                       484      178      1,047      536
Data Systems and Services            94       19        222       58
Missiles and Unmanned
  Vehicle Systems                    68       89        264      268
Intersegment sales                  (39)     (26)      (114)     (88)
                                $ 1,927  $ 1,220    $ 4,831  $ 3,807
Operating Profit(Loss):
Military and Commercial
  Aircraft                      $   121  $    84    $   317  $   282
Electronics and Systems
  Integration                        40       15         87       46
Data Systems and Services             4        2          8        3
Missiles and Unmanned
  Vehicle Systems                   (20)     (11)       (14)     (25)
Total operating profit              145       90        398      306
Adjustments to reconcile
  operating profit to operating margin:
Other deductions included above       4        2          4        3
State and local income taxes        (14)      (1)       (29)     (15)
General corporate expenses          (28)     (19)       (84)     (71)
Corporate retiree
  benefit income(cost)               (2)      11         32       36
Operating margin                $   105  $    83    $   321  $   259


                              Three months ended   Nine months ended
                                    September 30        September 30
$ in millions                      1994     1993       1994     1993

Contract Acquisitions:
Military and Commercial
  Aircraft                      $ 1,528  $ 1,064    $ 7,277  $ 3,060
Electronics and Systems
  Integration                       507      146      2,594      429
Data Systems and Services           144       52        403       69
Missiles and Unmanned
  Vehicle Systems                     7      163        160      310
Intersegment acquisitions           (21)     (22)      (158)     (79)
                                $ 2,165  $ 1,403    $10,276  $ 3,789
Funded Order Backlog:
Military and Commercial Aircraft                    $ 9,515  $ 6,026
Electronics and Systems Integration                   2,308      626
Data Systems and Services                               224       58
Missiles and Unmanned Vehicle Systems                   423      491
Intersegment backlog                                   (106)     (44)
                                                    $12,364  $ 7,157








                                   Northrop Grumman Corporation and Subsidiaries
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments (all of which were normal recurring accruals) necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in the company's 1993 Annual
Report.

Acquisitions
During the second quarter the company purchased the outstanding common stock of Grumman Corporation at a cost of $2.1 billion and financed the transaction mainly with new borrowings. In August 1994 the company purchased The Carlyle Group's 51 percent interest in Vought Aircraft Company for $130 million cash. The company purchased a 49 percent interest in Vought for $45 million in September 1992. The purchase method of accounting was used to record the transactions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net assets acquired was assigned to identifiable intangible assets and the balance to goodwill with amortization on a straight-line basis over weighted average periods of 23 years and 40 years, respectively. In October 1994, $53 million was paid to settle a preacquisition lawsuit brought against a Grumman subsidiary. Provision for this liability was made, along with other adjustments to the fair values of Grumman's assets and liabilities, during the third quarter.
        Grumman's and Vought's financial data have been consolidated with Northrop's effective April 1, 1994 and August 1, 1994, respectively. Northrop Corporation was renamed Northrop Grumman Corporation effective May 18, 1994. The following unaudited pro forma financial information combines Northrop's, Grumman's and Vought's results of operations as if the acquisitions had taken place on January 1, 1993, and is not necessarily indicative of future operating results for Northrop Grumman.


                              Three months ended   Nine months ended
                                    September 30        September 30
$ in millions,
  except per share                 1994     1993       1994     1993
Sales                            $1,953   $2,086     $5,857   $6,167
Net income                           39       33        178      145
Earnings per share                  .79      .68       3.62     3.03


Inventories
The company's inventories consist primarily of work in process related to long-term contracts with customers; therefore further breakdown is considered inapplicable.


Long-Term Debt
During the second quarter, the company's $2.8 billion credit agreement with a group of domestic and foreign banks was amended to provide for two credit facilities: $800 million available on a revolving credit basis through March 1999 and, to finance the acquisition of Grumman, a floating interest rate $2 billion five-year term loan due in 18 quarterly installments of $100 million and a final installment of $200 million in March 1999. As of September 30, 1994, $1.7 billion was outstanding under the term loan facility along with $23 million of money market loans and $223 million of assumed Grumman indebtedness. The last installment of private placement debt, $160 million due in November 1995, was prepaid in September 1994 along with a $7 million prepayment penalty. In May 1994 the company entered into four $50 million interest rate swap agreements with four domestic banks for the purpose of fixing, at 6.47 percent through May 23, 1997, the interest cost on $200 million in notional principal of the floating rate term loan.
        The Company will pay, quarterly, a facility fee and, at least quarterly, interest based on the company's leverage ratio and outstanding debt. In the event of a "change in control," the banks are relieved of their commitments. Compensating balances are not required.
        The new credit agreement contains restrictions including those relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money, interest coverage, and the maintenance of shareholders' equity.

Subsequent Event
In October 1994 the company, in a public offering, sold $600 million in debt comprised of $350 million of noncallable 10-year notes at 8.63 percent interest and $250 million of 30-year debentures, callable after 10, at 9.38 percent interest. Interest will be payable semi-annually. Proceeds from the sale were used to pay down the term loan facility to $1.1 billion. As a result, the amount and terms of the $2.8 billion credit agreement are currently in the process of being amended.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF ITS OPERATIONS

During the third quarter of 1994, Northrop Grumman Corporation completed its purchase of Vought Aircraft Company. That followed the second quarter's purchase of Grumman Corporation. Northrop Grumman results for the third quarter and first nine months of 1994 include Grumman activity for only the second and third quarters, and Vought for August and September. Comparative results for 1993 do not include Grumman or Vought data.
 Sales were 58 percent higher in the third quarter of 1994 versus the third quarter of 1993. Without the Grumman and Vought acquisitions sales would have declined 6 percent. Sales rose 27 percent in the first nine months of 1994 versus the first three quarters of last year. Without Grumman and Vought, sales would have declined 8 percent. Lower volume in the production and development phases of the B-2 program and fewer 747 shipset deliveries more than offset higher revenue on the F/A-18E/F development program.
 Sales by major program and units delivered were as shown below. The E-2 aircraft and E-8 Joint STARS (Joint Surveillance Target Attack Radar System) programs were acquired as part of Grumman. These sophisticated, electronics ladened, airborne surveillance platforms are reported as part of the Electronics and Systems Integration industry segment. Grumman's and Vought's revenue from C-17 transport work and Vought's 747 tail section revenue are recognized as components are delivered, as is the case with 747 fuselage shipsets. The balance of Vought's and Grumman's sales is included in the "all other" category and thereby caused the increases shown over those for 1993.

                                      Three months         Nine months
$ in millions                        1994     1993       1994     1993
B-2                               $   629  $   680     $1,900   $2,131
F/A-18C/D                              84       73        233      279
F/A-18E/F                             133       73        370      168
747                                    96      120        280      409
E-2                                   170                 259
E-8                                   122                 236
C-17                                   62                  67
ECM                                    71       93        244      272
AGM-137                                66       64        220      198
BAT                                    21       18         63       75
All other                             473       99        959      275
                                   $1,927   $1,220     $4,831   $3,807

                                      Three months         Nine months
Units                                1994     1993       1994     1993
F/A-18C/D                              10       10         32       40
747                                     7       14         25       45
E-2                                     2                   3


 Sales for this year are now projected to approximate $6.6 billion.
 The amount of operating margin increased, but the rate earned on sales during the third quarter and first nine months of 1994 declined as compared with comparable figures for 1993. While Grumman and Vought contributed to the increased amounts of margin, the amortization of Grumman goodwill and other purchased intangibles reduced the company's overall rate of operating margin. Operating profit earned by the Military and Commercial Aircraft industry segment improved during the third quarter as the benefit from the delivery of two B-2 bombers more than offset a small loss on the 747 program where the rate of operating margin was reduced for the increased costs allocated to its contracts as a result of establishing a separate commercial aircraft operating element. Last year's third quarter and nine month periods reflected $14 million and $37 million loss provisions, respectively, made for the AGM-137 development program to cover the additional costs estimated for its completion, whereas this year's Missiles and Unmanned Vehicle Systems segment results reflect a $20 million loss provision made in the third quarter for this program.
 In September the company announced that, over a 15-month period, it will reduce its workforce from 47,500 to about 38,900 people. As part of that reduction, approximately 5,000 eligible employees were offered an enhancement to their retirement benefits in exchange for volunteering to retire early. The fourth quarter one-time charge for the total cost of these special termination benefits, estimated at $100,000 per employee, cannot be determined until after the November 15, 1994 acceptance deadline expires and the number of acceptors is known. This noncash charge to the company will be funded from the plans' pension and VEBA trusts.
 Other deductions reported in this year's third quarter included a $7 million penalty for prepaying $160 million in notes payable to institutional investors.
 Interest expense in the third quarter of 1994 was $25 million higher than in the corresponding quarter of 1993, following the $1.7 billion increase in average debt outstanding between the two years' third quarters.
Interest expense for the first nine months of 1994 was $43 million higher than in the first nine months of 1993, following the $950 million increase in average debt outstanding between the two years' first nine month periods. Interest paid on borrowed funds averaged 400 and 300 basis points lower in this year's third quarter and first nine months versus last year's comparable periods, respectively.
 Net income in the third quarter and first nine months of 1993 was reduced by $18 million, 38 cents per share, for the cumulative effect of the retroactive application of the new federal statutory income tax rate enacted in August 1993.

 During the first three quarters of 1994, $393 million of cash was generated from operations versus $40 million in last year's first three quarters and was more than sufficient to finance capital expenditures and dividends. The company purchased for $130 million, in cash, the Carlyle Group's 51 percent interest in Vought Aircraft Company in August.
Following the acquisition of Vought, capital expenditures for 1994 are now expected to approximate $160 million. Also in August, the company filed a universal shelf registration statement for up to $800 million in securities, with the intent of publicly issuing longer-term debt so as to better balance the maturity mix and interest rate exposure of the company's overall indebtedness. On October 27, 1994 the company sold $350 million of 10-year notes and $250 million of 30-year debentures with interest rates of
8.63 percent and 9.38 percent, respectively. Proceeds were used to reduce $600 million of outstanding bank term loans with a weighted average interest rate of 5.46 percent. The company's liquidity and financial flexibility provided by cash flow generated from operating activities during the fourth quarter of 1994 will be supplemented by the unused borrowing capacity available under its $2.8 billion credit agreement and other short-term credit facilities. The amount and terms of the existing credit agreement are now in the process of being amended as a result of the $600 million public debt issuance.



















                                   I-13
Part II.  Other Information
Item 1.  Legal Proceedings





Grumman St. Augustine Corporation

On August 31, 1994, the Grumman St. Augustine Corporation ("GSAC"), a third-tier subsidiary of the Company, entered into an agreed upon short form consent order with the Florida Department of Environmental Protection to resolve alleged violations previously reported. GSAC did not admit and the Order does not constitute an admission of liability or any wrongdoing. As part of the settlement, GSAC agreed to pay the agency $9,700 in civil penalties and costs.

Grumman Systems Support Corporation

As previously disclosed in the Grumman Corporation Form 10-K for the year ended December 31, 1993, Data General Corporation sued Grumman Systems Support Corporation ("GSSC") in 1988 claiming that GSSC had infringed certain copyrights and misappropriated trade secrets. On September 14, 1994 the First Circuit Court of Appeals entered a $52.3 million judgment against GSSC. On September 27, 1994 the United States District Court for the District of Massachusetts entered an order finding GSSC's parent, Grumman Data Systems Corporation, vicariously liable for the copyright infringement of GSSC. On October 17, 1994, Data General Corporation was paid $53 million in settlement of this litigation.









                                   II-1

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits

          Exhibit 3(b)   Northrop Grumman Corporation Bylaws, as amended.

          Exhibit 11.    Statement re Computation of Per Share Earnings

          Exhibit 27.    Financial Data Schedule

 (b) There were no reports on Form 8-K filed with the Securities and Exchange Commission during the quarter ended September 30, 1994.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 Northrop Grumman Corporation (Registrant)




Date:   November 11, 1994                    &&PINAZ2928
                                             Nelson F. Gibbs
                                             Vice President and Controller


Date:   November 11, 1994                    &&PINAD1368
                                             Sheila M. Gibbons
                                             Vice President and Secretary









                                   II-2
                              Northrop Grumman Corporation and Subsidiaries



                                EXHIBIT 11
              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                     (in thousands, except per share)



                             Three months ended      Nine months ended
                                   September 30           September 30

                                  1994     1993         1994      1993
Primary:
Average shares outstanding      49,157   48,392       49,115    47,816
Common stock equivalents           811      701          732       878
     Totals                     49,968   49,093       49,847    48,694
Net income                     $38,719  $26,156     $155,897  $131,241
Earnings per share(1)          $   .77  $   .53     $   3.13  $   2.70


Fully diluted:
Average shares outstanding      49,157   48,392       49,115    47,816
Common stock equivalents           879      695          879       972
     Totals                     50,036   49,087       49,994    48,788
Net income                     $38,719  $26,156     $157,897  $131,241
Earnings per share(1)          $   .77  $   .53     $   3.12  $   2.69






_____________

(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%.