Form 10-K
period 1994-12-31
NORTHROP GRUMMAN CORP
filed 1995-03-21
CIK 72945

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1994
                                  or
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

As of March 10, 1995, 49,314,939 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $2,300 million.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1995 Annual Meeting of
Stockholders.  Part III

NORTHROP GRUMMAN CORPORATION

                                PART I


Item 1.  Business

     Northrop Corporation was incorporated in Delaware in 1985. Effective May 18, 1994 Northrop Corporation was renamed Northrop Grumman Corporation. Northrop Grumman is an advanced technology company operating in the aerospace industry. The company designs, develops and manufactures aircraft, aircraft subassemblies and electronic systems for military and commercial use and designs and develops, operates and supports computer systems for scientific and management information.
     Additional information required by this Item is contained in Part II Item 7 of this Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION
Item 2.  Properties

     The major locations, general status of the company's interest in the property and identity of the industry segments which use the property described, are indicated in the following table.

          Location                                 Property Interest
    Anaheim, California(1)(5)(a)(b)(e)                         Owned
    Arlington, Virginia(5)(a)                                 Leased
    Benton Township, Pennsylvania (2)(b)                      Leased
  * Bethpage, New York (1)(2)(3)(5)(a)(b)(c)(d)     Owned and leased
    Bridgeport, West Virginia (2)(b)                           Owned
    Calverton, New York (1)(2)(a)(b)(c)             Owned and leased
    Carson, California(1)(c)                                  Leased
    Compton, California(1)(b)(c)                              Leased
    Commerce, California(1)(c)                                Leased
    Dallas, Texas (1)(a)(b)                         Owned and leased
    Edwards Air Force Base, California(1)                     Leased
    Elk Grove, Illinois(2)(a)(b)(c)(d)                        Leased
    El Segundo, California(1)(4)(a)(b)(c)(d)        Owned and leased
    Fairborn, Ohio (3)(a)(c)                                  Leased
    Gardena, California(1)(2)(a)(b)(c)              Owned and leased
    Glen Arm, Maryland (1)(b)                                  Owned
    Grand Prairie, Texas (1)(a)(b)(c)(d)            Owned and leased
    Great River, New York (2)(a)(b)                            Owned
    Hawthorne, California(1)(2)(4)(5)(a)(b)(c)(d)   Owned and leased
  * Hicksville, New York (1)(2)(a)(c)(d)                       Owned
    Holtsville, New York (5)(a)                                Owned
    Hondo, Texas(1)(e)                                        Leased
    Houston, Texas (3)(a)                                     Leased
    Huntington Station, New York (2)(a)                       Leased
    Irvine, California (2)(d)                                 Leased
    Kent, Washington(1)(c)                                    Leased
    Lake Charles, Louisiana (1)(a)(b)(c)                      Leased
    Lawton, Oklahoma (3)(a)                         Owned and leased
    Lexington, Maine (1)(a)(c)                      Owned and leased
    Los Angeles, California(1)(5)(a)(b)(c)(d)                 Leased
    Mayfield, Pennsylvania (1)(b)                   Owned and leased
    Melbourne, Florida (2)(a)(b)                    Owned and leased
    Milledgeville, Georgia (1)(b)(c)                Owned and leased
    Montebello, California(1)(c)                              Leased
    Montgomery, Pennsylvania (1)(b)                            Owned
    Newbury Park, California(5)(a)(b)(c)(d)                    Owned
    New Town, North Dakota(2)(a)(b)(c)              Owned and leased
    Norwood, Massachusetts(2)(a)(b)(c)(d)           Owned and leased
    Palmdale, California(1)(a)(b)(c)(d)(e)          Owned and leased
    Perry, Georgia(1)(4)(a)(b)(c)                              Owned
    Pico Rivera, California(1)(3)(a)(b)(c)(d)       Owned and leased
    Rolling Hills Estates, California(5)(a)(d)                 Owned
    Rolling Meadows, Illinois(2)(a)(b)(c)(d)        Owned and leased
    Sherman, Texas (1)(b)                                      Owned
    St. Augustine, Florida (1)(a)(b)(c)             Owned and leased
    Stuart, Florida (1)(b)(c)                       Owned and leased
    Sturgis, Michigan (1)(a)(b)(c)                  Owned and leased
    Titusville, Florida (3)(a)                                Leased
    Torrance, California(1)(a)(b)(c)                Owned and leased
    Vinton, Virginia (1)(b)                                    Owned
    Warner Robins, Georgia(2)(a)(b)                            Owned
    Warren, Michigan(1)(3)(a)(b)(c)(d)                        Leased
    Woodbury, New York (3)(5)(a)                              Leased
__________

* Certain portions of the properties at each of these locations are leased or subleased to others. The company believes that in the aggregate the property covered by such leases or subleased to others is not material compared to the property actually utilized by the company in its business.

NORTHROP GRUMMAN CORPORATION


      Following each described property are numbers indicating the industry segments utilizing the property:

        (1)  Military and Commercial Aircraft
        (2)  Electronics and Systems Integration
        (3)  Data Systems and Other Services
        (4)  Missiles and Unmanned Vehicle Systems
        (5)  General Corporate Asset

      Following each described property are letters indicating the types of facilities located at each location:

        (a)  office
        (b)  manufacturing
        (c)  warehouse
        (d)  research and testing
        (e)  other

     Government-owned facilities used or administered by the company consist of 9.4 million square feet at various locations across the United States.
     The company believes its properties are well-maintained and in good operating condition. Under present business conditions and the company's volume of business, productive capacity is currently in excess of requirements.

NORTHROP GRUMMAN CORPORATION

Item 3.  Legal Proceedings

False Claims Act Litigation

     On June 9, 1987, a Complaint, entitled U.S. ex rel, David Peterson and Jeff Kroll v. Northrop Corporation, was filed in the U.S. District Court for the Central District of California alleging violations by the company of the False Claims Act in connection with the operation of petty cash funds, inspection, testing, and pricing for the MX
Peacekeeper Missile program. On September 1, 1989, the government intervened and reduced the scope of the lawsuit by filing an amended complaint. The amended complaint does not completely specify the total amount being sought but, rather, seeks damages in excess of $1.2 million. On May 7, 1990, the Court ruled that the original plaintiffs may proceed with portions of the lawsuit that the government declined to include in the amended complaint. The court recently granted summary judgment for the company on the government's allegations related to petty cash, integrated test stations, extended work week and experimental change orders. Trial on the remaining allegations could occur in late 1995.
     The company has been named a defendant in a lawsuit filed in the U.S. District Court for the Central District of California, entitled Janssen v. Northrop, pursuant to the False Claims Act relating to the company's pricing of subassemblies for the F/A-18 Hornet Jet. On
April 9, 1990, the U.S. Department of Justice intervened in the lawsuit and filed an amended complaint. The amended complaint, which seeks unspecified damages and penalties, alleges common law fraud, unjust enrichment, and mistake of fact in connection with purported false statements regarding labor hours, cost of materials and total dollar costs that were required for Northrop to manufacture F/A-18 Hornet Jet subassemblies. In May 1992, the U.S. Government filed an additional complaint containing allegations substantially identical to those contained in the April 9, 1990 amended complaint. This complaint seeks damages relating to foreign military sales of the F/A-18 Hornet Jet.
The parties have agreed to submit this matter to binding arbitration.
     In addition, the company is a party to a number of civil actions brought by private parties alleging violation of the False Claims Act in which the government has declined to intervene. These actions, which have been previously reported, relate to the MX Peacekeeper
Missile, the Air Launched Cruise Missile and the Advanced Technology
Bomber (B-2) programs. In a number of these actions, plaintiffs also allege employment related claims including claims of wrongful termination. Damages sought include claims for compensatory and punitive damages. A number of these civil actions were initially reported when it was unclear what position, if any, the government would take in the litigation. In light of the government's decision not to intervene or otherwise pursue the litigation, as well as the amounts involved, the cases will not be individually reported. Further, the company learns from time to time that it has been named as a defendant in lawsuits which are filed under seal pursuant to the False Claims
Act. Since these matters remain under seal, the company does not possess sufficient information to accurately report on the particular allegations.

Walsh, et al. v. Northrop Grumman Corporation

In November, 1994, a class action complaint was filed against Northrop Grumman Corporation, Grumman Corporation, Renso Caporali, Howard J. Dunn, Jr., Robert Denien and Robert E. Foster in the U.S. District Court for the Eastern District of New York, Case No. CV 94-5105 (Platt C.J.). The individual plaintiffs purport to represent a class of Grumman Corporation employees who directly or beneficially owned Grumman stock and who were eligible to participate in Grumman's Severance Plan prior to the merger with Northrop. A first amended complaint was filed on November 29 alleging that Grumman Corporation's March 8 and April 4, 1994 Form 14D-9 filings with the Securities and Exchange Commission incorporated a statement concerning the Grumman Severance Plan which violated Sections 10(b), and 14 (e) of the Securities and Exchange Act of 1934, and Rule 10b-5. The complaint also contains a cause of action for equitable estoppel based upon the same statement and plaintiffs' alleged reliance thereon. The complaint also alleges that the trustees of Grumman's Investment Plan violated their fiduciary obligations by voting the Plan's shares in favor of the merger without consulting the class members. The complaint seeks an order enjoining defendants from amending or discontinuing the Severance Plan for a period of thirty (30) months from the date of the merger and an order mandating that defendants permit class members who have accepted voluntary termination with severance pay to rescind their elections. On December 8, 1994, the court denied plaintiffs' application for a preliminary injunction but declined to dismiss the action. Plaintiffs filed a motion to amend their complaint to add a claim for damages based on post-acquisition changes to the Grumman pension plan. The hearing on the motion to amend and for class certification is scheduled for April 7, 1995. Absent dispositive motions, this matter will proceed to trial in late 1995 or early 1996. The defendants intend to vigorously defend this litigation and the Company does not expect this matter to have a material adverse effect on its financial condition.

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

NORTHROP GRUMMAN CORPORATION

Executive Officers of the Registrant

     The following individuals were the elected officers of the company as of February 16, 1995:

                                                  Business
Experience
Name            Age    Office Held    Since       Last Five Years

Kent Kresa      56   Chairman, President    1990  President and Chief
                     and CEO                      Executive Officer;
                                                  Prior to September
                                                  1990, President and
                                                  COO.


Herbert W. Anderson  55   Corporate Vice   1995   Vice President and Deputy
                          President and           General Manager, Data
                          General Manager,        Systems and Services
                          Data Systems &          Division; Prior to 1994,
                          Services Division       Vice President and Center
                                                  General Manager of Northrop
                                                  Information Services
                                                  Center; Prior to 1990,
                                                  Vice President Information
                                                  Resource Management, B-2
                                                  Program

Ralph D. Crosby, Jr. 47   Corporate Vice   1994   Vice President Business and
                          President and           Advanced Systems
                          General Manager,        Development at B-2
                          B-2 Division            Division; Prior
                                                  to 1992, Vice President
                                                  Business Development and
                                                  Administration; Prior to
                                                  1991, Vice President and
                                                  Manager of Northrop
                                                  Washington Office

Marvin Elkin         58 Corporate Vice    1994    Corporate Vice
                        President                 President and Administration
                        Chief Human               and Services; prior to
                        Resources and             1991 Vice President,
                        Administrative            Materiel and Services
                        Officer

Sheila M. Gibbons    63 Corporate Vice   1992     Vice President and
                        President and             Secretary
                        Secretary

Nelson F. Gibbs      57  Corporate Vice  1992     Vice President and
                         President and            Controller; Prior
                         Controller               to 1991, Partner,
                                                  Deloitte & Touche LLP

John E. Harrison     59  Corporate Vice   1995    Senior Vice President
                         President and            and General Manager,
                         General Manager,         Electronics Programs,
                         Electronics and          Aerospace and Electronics
                         Systems Integration      Group; Prior to
                         Division                 1992, President,
                                                  Electronics Division,
                                                  Grumman Corporation

Robert W. Helm       43  Corporate Vice   1994    Vice President,
                         President,               Legislative Affairs
                         Government Relations

Charles L. Jones, Jr.53  Corporate Vice   1992    Vice President, Quality
                         President,               Operations; Prior to
                         Quality Operations       1991 Vice President
                                                  and Manager Operations,
                                                  Electronics Division; Prior
                                                  to 1990, Vice President and
                                                  Manager, Product Assurance
                                                  and Productivity

Richard R. Molleur   62 Corporate Vice    1991    Senior Vice President
                        President and             and General Counsel;
                        General Counsel           Prior to 1991, Partner,
                                                  Winston & Strawn

Albert F. Myers      49 Corporate Vice    1994   Vice President, Business
                        President                Strategy; Prior to 1992,
                        and Treasurer            Vice President, Test
                                                 Operations at B-2 Division

James G. Roche       55 Corporate Vice    1993   Corporate Vice President
                        President and            Advanced Development and
                        Chief Advanced           Planning Officer; Prior to
                        Development and          1992, Vice President,
                        Planning and Public      Advanced Development and
                        Affairs Officer          Planning; Prior to 1991
                                                 Vice President and Special
                                                 Assistant to the Chairman,
                                                 President and CEO.

Wallace G. Solberg   63 Corporate Vice    1994   Corporate Vice President
                        President                and General
                        and General Manager,     Manager-Aircraft Division;
                        Military Aircraft        Prior to 1991, Vice
                        Division                 President and General
                                                 Manager, Electronics
                                                 Systems Division; Prior to
                                                 1990, Vice President and
                                                 General Manager, Defense
                                                 Systems Division.

Richard B. Waugh, Jr. 51 Corporate Vice   1993   Vice President, Taxes,
                         President and           Risk Management and
                         Chief Financial         Business Analysis
                         Officer

Max T. Weiss         72 Corporate Vice    1995   Corporate Vice President
                        President                and General Manager
                        and Deputy General       Electronics Systems
                        Manager, Electronics     Division; Prior to
                        and Systems Integration  December 1991, Vice
                        Division                 President - General
                                                 Technology and Advanced
                                                 Development; Prior to
                                                 July 1991, Vice President -
                                                 Technology; Prior to 1990,
                                                 Vice President-Technical,
                                                 Electronics Systems Group

Gordon L. Williams   62 Corporate Vice    1994   President & CEO, Vought
                        President                Aircraft Company; Prior
                        and General Manager,     to 1992, President,
                        Commercial Aircraft      Aircraft Division,
                        Division                 LTV Aerospace & Defense




NORTHROP GRUMMAN CORPORATION

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

 NORTHROP GRUMMAN CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Conditions
Northrop Grumman's industry segments - military and commercial aircraft, electronics and systems integration, data systems and other services, and missiles and unmanned vehicle systems (MUVS) - are each a factor in the broadly defined aerospace industry. While Northrop Grumman is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the aerospace industry and by certain elements peculiar to its own business mix.
     In the second quarter of 1994 the company purchased the outstanding common stock of Grumman Corporation (Grumman) for $2.1 billion. Northrop Corporation was renamed Northrop Grumman Corporation effective May 18, 1994. In August 1994 the company purchased the remaining 51 percent interest in Vought Aircraft Company (Vought) for $130 million. The company had purchased a 49 percent interest in Vought in 1992. As a result of these acquisitions the company reorganized, effective January 1, 1995, into five operating divisions - B-2 Division, Military Aircraft Division, Commercial Aircraft Division, Electronics and Systems Integration Division and the Data Systems and Services Division.
     Northrop Grumman is one of about a dozen major companies in the industry that compete for the relatively small number of large, long-term programs that characterize both the defense and commercial segments of the aerospace business. It is common in the aerospace industry for work on major programs to be shared between a number of companies. A company competing to be a prime contractor can turn out to be a subcontractor. It is not uncommon to compete with customers, and to simultaneously be both a supplier to and customer of a given competitor. Boeing, Lockheed Martin and McDonnell Douglas are the largest companies in the aerospace industry at this time. Northrop Grumman also competes against many other companies for a relatively large number of smaller programs, notably in the electronics areas. Competition is intense, yet the nature of major aerospace programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity unknown in many industries. Thus, intense competition and long operating cycles are both characteristic of the industry's - and Northrop Grumman's - business.
     The B-2 bomber, for which the company is the prime contractor, is Northrop Grumman's largest program. The B-2 Division is responsible for final assembly of the B-2's airframe and systems integration (in Palmdale, California), and the manufacture of the fuselage and parts of the B-2's navigation and electronic warfare/situation awareness system. Major subcontractors include Boeing, which makes the aft center section, outboard wing sections, landing gear and fuel system, and GM Hughes, which produces the radar systems. The Air Force currently plans to operate two B-2 bomber squadrons of eight aircraft each with an additional four aircraft available to fill in for those in depot for periodic maintenance.
     The company's Military Aircraft Division (MAD), headquartered in Hawthorne, California, is the principal subcontractor on the McDonnell Douglas F/A-18 program. The F/A-18 is a fighter/ground-attack aircraft that can carry either one or two crew members. It is principally deployed by the U.S. Navy on aircraft carriers, but several other nations have purchased the aircraft and use it as a land-based combat aircraft. The company builds approximately 40 percent of the aircraft including the center and aft fuselage sections and vertical tails. Of the versions of the F/A-18 currently in production, the C is a single-seat combat aircraft that was first delivered to the Navy in 1987 and the D is a two-seat version principally used for training. The F/A-18E/F is an improved version of the F/A-18C/D under development for the U.S. Navy as its next generation multi-mission aircraft.

NORTHROP GRUMMAN CORPORATION

   MAD also produces aerial targets, principally the BQM-74/Chuker.
The BQM-74 series has been in production since the 1960s. It is used by the Navy for air defense training, gunnery practice and weapon system evaluation. The company builds the airframe and the electronics that are used to guide the drone with the drone's engine being produced by Williams International.
   The Commercial Aircraft Division (CAD) supplies portions of the Boeing 747, 757, 767 and 777 jetliners, the Gulfstream IV and V business jets, and the McDonnell Douglas C-17. Northrop Grumman has been a principal airframe subcontractor for the Boeing 747 jetliner since the program began in 1966. The company produces the fuselage and aft body section for the 747 as well as cargo and passenger doors, the vertical and horizontal body stabilizers, floor beams and smaller structural components. The majority of this work is performed at CAD's primary production sites in Hawthorne, California; Grand Prairie, Texas; Stuart, Florida; and Perry, Georgia. CAD manufactures engine nacelles for the Gulfstream IV and other business jets and recently initiated production of the wings for Gulfstream's newest business jet, the Gulfstream V. CAD also produces the tail section, engine nacelles and control surfaces for the McDonnell Douglas C-17 program, the U.S. Air Force's most advanced airlifter, at various locations. The work performed on the Gulfstream IV and V, 757, 767, 777 and some of the components of the 747 and the C-17 were added as a result of the Grumman and Vought acquisitions.
     The Northrop Grumman designed and built all-weather E-2C Hawkeye Airborne Early Warning Command and Control aircraft has been in active service with the U.S. Navy since 1973 and is also employed by the air forces of five other nations. The E-2C is produced by the company's Electronics and Systems Integration Division (ESID).
     ECM denotes electronic countermeasures equipment manufactured by the ESID - Rolling Meadows Site. The largest program in this business area is the AN/ALQ-135, which is an internally mounted radar jammer deployed on F-15 fighter aircraft as part of that aircraft's Tactical Electronic Warfare System. The AN/ALQ-162 Shadowbox is a jammer built specifically to counter continuous wave radars. The AN/ALQ-162 has been installed on the AV-8B and certain foreign F/A-18 aircraft. It is also being deployed on U.S. Army helicopters and special mission aircraft and it has been sold to the air forces of three other nations.
     ESID also produces the E-8 Joint Surveillance Target Attack Radar System (Joint STARS). Joint STARS detects, locates, classifies, tracks and targets potentially hostile ground movement in all weather. It is designed to operate around the clock, in constant communication through secure data links with air force command posts, army mobile ground stations or centers of military analysis far from the point of conflict. The Joint STARS platform is a remanufactured Boeing 707-300 airframe. The 707 is remanufactured at Northrop Grumman's Lake Charles, Louisiana site. Final installation of electronics and testing are performed at the ESID - Integration and Test Facility in Melbourne, Florida.
     The ESID-Hawthorne Site, as the prime contractor to the U.S. Army, is developing a "brilliant" anti-armor submunition, designated as BAT, with production scheduled to commence in 1998. BAT is a three foot long, 44 pound, wide-area-attack submunition that will be used to disable and destroy armored vehicles and trucks. BATs are meant to be carried and dispensed by a larger missile. BATs are designed to be ejected over an armored vehicle column or attacking formation. Each BAT has an infrared sensor that can home in on the heat generated by a vehicle's engine, and an acoustic sensor that can home in on the noise created by the tank or truck's engine.

NORTHROP GRUMMAN CORPORATION

     Northrop Grumman's Data Systems and Services Division (DSSD) designs, develops, operates and supports computer systems for scientific and management information. Services provided include systems integration, systems service, information conversion and training for federal, state and local governments and private industry. DSSD also provides military base support functions and aircraft maintenance at a number of U.S. Government facilities.
     Tables of contract acquisitions, sales and funded order backlog by major program follow and complement industry segment data. B-2, F/A-18, Boeing Jetliners (the 747, 757, 767 and 777) and C-17 are currently the major programs of the military and commercial aircraft industry segment. E-2C Hawkeye, ECM, E-8 Joint STARS and BAT are included in the electronics and systems integration industry segment. The DSSD is the major component of the data systems and other services industry segment. The Tri-Service Standoff Attack Missile (TSSAM), the segment's principal program, and aerial targets are included in the company's MUVS industry segment. The "all other" category includes the balance of the company's numerous other contracts, classified and unclassified.

NORTHROP GRUMMAN CORPORATION


Results Of Operations By Industry Segment And Major Customer


   Year ended December 31, $ in millions             1994      1993      1992      1991      1990
Revenue:
Military and Commercial Aircraft
   United States Government                        $3,896    $3,570    $3,864    $3,728    $3,629
   Other customers                                    687       543       560       553       498
   Intersegment sales                                  52         1         1         1
   Other income                                         5         1         1                   6
                                                    4,640     4,115     4,426     4,282     4,133
Electronics and Systems Integration
   United States Government                         1,135       582       677       738       760
   Other customers                                    306        15         9        18        31
   Intersegment sales                                 106       114       120       118       134
   Other income(deductions)                            (1)                  1       (11)        1
                                                    1,546       711       807       863       926
Data Systems and Other Services
   United States Government                           309        79        88        95       117
   Other customers                                     30
   Intersegment sales                                  22                                       1
   Other deductions                                                        (1)
                                                      361        79        87        95       118
Missiles and Unmanned Vehicle Systems
   United States Government                           332       250       329       541       423
   Other customers                                     16        24        23        21        32
   Other income                                         2         2         1         1         1
                                                      350       276       353       563       456
Intersegment eliminations                            (180)     (115)     (121)     (119)     (135)
Total revenue                                      $6,717    $5,066    $5,552    $5,684    $5,498

Operating Profit(Loss)
   Military and Commercial Aircraft                $  463    $  387    $  357    $  384    $  262
   Electronics and Systems Integration                122        56        63        54        56
   Data Systems and Other Services                     14         4         3         4         5
   Missiles and Unmanned Vehicle Systems              (18)     (185)     (135)       33        24
   Total operating profit                             581       262       288       475       347
   Adjustments to reconcile
     operating profit to operating margin:
   Other (income)deductions included above             (6)       (3)       (2)        10       (8)
   State and local income taxes                       (28)      (18)      (12)      (30)      (14)
   General corporate expenses                        (113)      (96)     (105)     (107)      (89)
   Retiree benefit cost included in
     contract costs                                    80         9         7        22        33
   Retiree benefit income(cost)                       (33)       39        42      (24)        24
   Special termination benefits                      (282)
   Operating margin                                $  199    $  193    $  218    $  346    $  293


NORTHROP GRUMMAN CORPORATION


Year ended December 31, $ in millions                1994      1993      1992      1991      1990
Contract Acquisitions
   Military and Commercial Aircraft               $ 8,122   $ 3,764   $ 3,072   $ 6,297   $ 5,492
   Electronics and Systems Integration              3,121       616       568       722       612
   Data Systems and Other Services                    526        75        89        83       110
   Missiles and Unmanned Vehicle Systems              196       352       435       450       386
   Total acquisitions                             $11,965   $ 4,807   $ 4,164   $ 7,552   $ 6,600

Funded Order Backlog
   Military and Commercial Aircraft               $ 9,189   $ 5,650   $ 5,999   $ 7,351   $ 5,335
   Electronics and Systems Integration              2,379       699       680       798       832
   Data Systems and Other Services                    230        43        47        46        58
   Missiles and Unmanned Vehicle Systems              375       527       449       366       478
   Total backlog                                  $12,173   $ 6,919   $ 7,175   $ 8,561   $ 6,703

Identifiable Assets
   Military and Commercial Aircraft               $ 2,974   $ 1,793   $ 1,849   $ 1,913   $ 2,034
   Electronics and Systems Integration              1,754       325       360       445       479
   Data Systems and Other Services                    485       104       115       109        30
   Missiles and Unmanned Vehicle Systems              190       175       272       280       278
   Operating assets                                 5,403     2,397     2,596     2,747     2,821
   General corporate                                  644       542       566       381       273
   Total assets                                   $ 6,047   $ 2,939   $ 3,162   $ 3,128   $ 3,094

Capital Expenditures
   Military and Commercial Aircraft               $    75   $    71   $    46   $    57   $    62
   Electronics and Systems Integration                 33        30        34        22        34
   Data Systems and Other Services                     14        25        34        31         2
   Missiles and Unmanned Vehicle Systems               11         8         7         7        20
   General corporate                                    1         1         2         1         3
   Total expenditures                             $   134   $   135   $   123   $   118   $   121

Depreciation and Amortization
   Military and Commercial Aircraft               $   155   $   142   $    85   $    96   $   125
   Electronics and Systems Integration                 76        40        39        42        47
   Data Systems and Other Services                     27        24        25        21         3
   Missiles and Unmanned Vehicle Systems               11         7        10        10         9
   General Corporate                                              1         1         2         3
   Total depreciation and amortization            $   269   $   214   $   160   $   171   $   187


NORTHROP GRUMMAN CORPORATION

     Individual companies prosper in the competitive aerospace/defense environment according to their ability to develop and market innovative products. They must also have the ability to provide the people, facilities, equipment and financial capacity needed to deliver those products with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations. Northrop Grumman's operating policies are designed to enhance these capabilities. The company also believes that it maintains good relations with its employees, a small number of whom are covered by collective bargaining agreements.
     U.S. Government programs in which Northrop Grumman either participates, or strives to participate, must compete with other programs for consideration during our nation's budget formulation and appropriation processes. As a consequence of the end of the Cold War and pressure to reduce the federal budget deficit, the U.S. defense budget is not expected to increase substantially in the near term. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop Grumman and the entire defense industry. An important factor in determining Northrop Grumman's ability to successfully compete for future contracts will be its cost structure vis-a-vis other bidders.
     Given these conditions, it is difficult to predict the amount and rate of decline in defense outlays. Although the ultimate size of future defense budgets remains uncertain, the defense needs of the nation are expected to provide a substantial research and development (R&D) and procurement business level for the company to pursue in the future.
     Northrop Grumman has historically concentrated much of its efforts in such high technology areas as stealth, airborne surveillance, battle management, precision weapons and systems integration. Even though a high priority has been assigned by the Department of Defense to our major programs, there remains the possibility that one or more of them may be reduced, stretched or terminated.
     In the commercial aircraft market, many airlines have recently deferred deliveries and purchases of new aircraft. This has caused The Boeing Company to announce reductions in its scheduled production of various jetliners, including the 747. As a result, Northrop Grumman's subcontract workload for the 747, the company's largest commercial program, was stretched out, beginning in late 1993, with deliveries declining 42 percent in 1994, with a further 22 percent decline expected in 1995. Although business conditions in the commercial aircraft industry currently remain depressed, the company with participation on the various Boeing jetliners, Gulfstream and other business jet programs, is optimistic about the longer-term prospects for its commercial aircraft structures business.

NORTHROP GRUMMAN CORPORATION

     Northrop Grumman pursues new business opportunities when justified by acceptable financial returns and technological risks. The company examines opportunities to acquire or invest in new businesses and technologies to strengthen its traditional business areas. Northrop Grumman also is exploring new directions for marketing and capitalizing on its technologies and skills by entering into joint ventures, partnerships or associations with other companies.
     Northrop Grumman, as well as many other companies in the defense industry, suffered the effects of the Department of Defense's practice in the 1980s of structuring new, high-risk research and development contracts, such as TSSAM, as fixed-price or capped cost-reimbursement type contracts. Although Northrop Grumman has stopped accepting these types of contracts, it has experienced financial losses on TSSAM and other similar programs acquired under them in the past. The company received a termination for convenience notice on the TSSAM program in February 1995. In the event of termination for convenience contractors are normally protected by provisions covering reimbursement for all costs incurred subsequent to termination. The company does not expect that the TSSAM termination will have a material financial effect on the company's financial position.
     Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional contracts with all agencies. Given the company's dependence on U. S. Government business, suspension or debarment could have a material adverse affect on the company's future. Moreover, these contracts may be terminated at the Government's convenience as was done with the TSSAM program. While Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense, commercial sales still represent a significant portion of total revenue.
     Federal, state and local laws relating to the protection of the
environment affect the company's manufacturing operations.   The
company has provided for the estimated cost to complete remediation where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. The company has been designated a PRP under federal Superfund laws at eight hazardous waste sites and under state Superfund laws at six sites. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations and their interpretations. Nonetheless, to assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company. Such estimates take into consideration the professional judgment of the company's environmental engineers and, when necessary, consultation with outside environmental specialists.
In most instances, only a range of reasonably possible costs can be estimated. The top end of the range is reflected as the total estimate of reasonably possible costs; however, in the determination of accruals the most probable amount is used when determinable and the minimum is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company's responsibility is established and the costs can be reasonably estimated. Management estimates that at December 31, 1994, the reasonably possible range of future costs for environmental remediation, including Superfund sites, is $31 million to $53 million, of which $39 million has been accrued. The amount accrued has not been offset by potential recoveries from insurance carriers or other PRPs. Should other PRPs not pay their allocable share of remediation costs the company may have to incur costs in addition to those already estimated and accrued. In 1993 the company was awarded a judgment of $6.7 million against its insurance carrier with respect to costs associated with the ESID-Norwood operation Plant 2 remediation. This award is currently on appeal and is not reflected in the company's financial statements. The company is making the necessary investments to comply with environmental laws; however, the amounts, while not insignificant, are not considered material to the company's financial position or results of its operations.

Measures of Volume
Contract acquisitions tend to fluctuate and are determined by the size and timing of new and add-on orders. The effects of multi-year orders and/or funding can be seen in the highs and lows shown in the following table. The funded order backlog of Grumman and Vought on the date the companies were acquired are reflected as acquisitions in 1994. The 757, 767, 777 (included in Boeing Jetliners category), E-2, E-8 Joint STARS, and C-17 programs were acquired as part of Grumman and Vought.
     B-2 acquisitions in 1994 include $2.4 billion of funding to complete the last five production aircraft, incremental funding for ongoing development work, spares and other customer support for the 20 operational aircraft program. The company still stands to gain future new post-production business, such as airframe depot maintenance, repair of components, operational software changes and product improvement modifications. The debate over the future of the B-2, which is built in the nation's only active bomber producing facility, is now taking place. Without future production orders the nation's multi-billion dollar investment in this capability will be disassembled and become retrievable only at a large additional cost.

Contract Acquisitions
$ in millions                   1994      1993      1992      1991      1990
B-2                          $ 3,646   $ 2,632   $ 2,235   $ 4,794   $ 3,749
F/A-18C/D                        211        89       576       564       529
F/A-18E/F                        249       743       131        10
Boeing Jetliners               1,177       242        76       870       950
E-2                            1,136
ECM                              323       445       361       431       395
E-8 Joint STARS                1,151
Data Systems and Other Services  526        75        89        83       110
TSSAM                            157       248       349       369       277
C-17                             434
BAT                               88        90       147        82        51
All other                      2,867       243       200       349       539
                             $11,965   $ 4,807   $ 4,164   $ 7,552   $ 6,600

NORTHROP GRUMMAN CORPORATION

     In 1994, $250 million of funding was received toward the development of the next generation F/A-18, the E/F version. This development program alone has an estimated sales value of $1.5 billion to Northrop Grumman. Acquisitions in 1994 and 1993 included long-lead funding received from the McDonnell Douglas Corporation for new F/A-18C/D shipsets. In 1992, orders for 88 F/A-18C/D shipsets were received. In 1991, 70 F/A-18C/D shipsets were ordered, compared with 84 in 1990.
   The Boeing Company ordered one hundred 747 shipsets in each of the years 1991 and 1990. In 1993, additional contract value was received for, among other things, extending the delivery schedule of those shipsets into 1996.
     The balance of Grumman and Vought funded order backlog at the dates of acquisition, for those programs not listed in the table, is included in the "all other" category and accounts for the major increase over 1993 and prior years.
     Year-to-year sales vary less than contract acquisitions and
reflect performance under new and ongoing contracts.   The 1994 results
of operations include Grumman and Vought since the acquisitions in April and August 1994, respectively. Comparative results for 1993 and prior do not include Grumman and Vought data.
     Sales for 1994 were the highest in the company's history and were 33 percent higher than in 1993. Without the Grumman and Vought acquisitions sales would have declined 10 percent from the 1993 level.

Net Sales
$ in millions                   1994      1993      1992      1991      1990
B-2                           $2,392    $2,881    $3,212    $3,100    $2,744
F/A-18C/D                        309       362       492       562       597
F/A-18E/F                        508       279       118        10
Boeing Jetliners                 483       531       549       540       483
E-2                              409
ECM                              357       372       378       415       425
E-8 Joint STARS                  345
Data Systems and Other Services  339        79        88        95       117
TSSAM                            276       179       265       390       343
C-17                             121
BAT                               88       100       135        71        55
All other                      1,084       280       313       511       726
                              $6,711    $5,063    $5,550    $5,694    $5,490

NORTHROP GRUMMAN CORPORATION

     The decreasing trend in the B-2 revenues from both engineering and manufacturing development (EMD) and production work continued in 1994. The level of EMD effort, included in amounts reported as customer-sponsored R&D, constituted 26 percent of the total B-2 revenue, down from 28 percent in 1993 and 34 percent in 1992. Current planning data indicate that the level of overall B-2 revenue will decline roughly 20 percent per year for the remainder of the decade.
     Sales declined again in 1994 under the F/A-18C/D program with the delivery of 42 shipsets, down from the 52 delivered in 1993. In 1992, the company delivered 75 shipsets, compared with 80 in 1991, and 94 in 1990. In 1995 and 1996, the company plans to deliver 60 and 68 F/A-18C/D shipsets respectively. F/A-18E/F revenue is expected to exceed $400 million again in 1995 with the delivery of the first shipset scheduled for the second quarter. A total of 7 F/A-18E/F shipsets are planned for delivery in 1995 under the EMD contract.
     Deliveries of 747 center fuselages were 31 in 1994, 54 in 1993, 60 in 1992, 62 in 1991, and 56 in 1990. Twenty-four fuselages are expected to be delivered in 1995 with no significant changes anticipated in the near future.
     The electronics and systems integration segment revenues more than doubled in 1994 with the increase coming from the acquisition of Grumman more than offsetting the decrease from lower BAT development revenue and lower ECM sales. Reduced electronics segment revenues in 1993 stemmed from lower BAT development revenue, lower MX Peacekeeper sales and lower sales in the sensor product area. In both 1993 and 1992 fewer deliveries of missile components by the ESID-Norwood operation were made versus the respective previous year. Overall electronics and systems integration segment sales are expected to increase by more than 20 percent in 1995 with the inclusion of a full year of sales from the programs added by the Grumman acquisition.
     The year-end funded order backlog is the sum of the previous year-end backlog plus the year's contract acquisitions minus the year's sales. Backlog is converted into the following years' sales as costs are incurred or deliveries are made. It is expected that approximately 50 percent of the 1994 year-end backlog will be converted into sales in 1995, which are currently expected to be about $6.7 billion.

NORTHROP GRUMMAN CORPORATION

Funded Order Backlog
$ in millions                   1994      1993      1992      1991      1990
B-2                          $ 5,175   $ 3,921   $ 4,170   $ 5,147   $ 3,453
F/A-18C/D                        345       443       716       632       630
F/A-18E/F                        220       477        13
Boeing Jetliners               1,417       723     1,012     1,485     1,155
E-2                              727
ECM                              506       540       467       484       468
E-8 Joint STARS                  806
Data Systems and Other Services  230        43        47        46        58
TSSAM                            248       367       298       214       235
C-17                             313
BAT                               20        20        30        18         7
All other                      2,166       385       422       535       697
                             $12,173   $ 6,919   $ 7,175   $ 8,561   $ 6,703

     Total U.S. Government orders, including those made on behalf of foreign governments (FMS), comprised 80 percent of the backlog at the end of 1994 compared with 89 percent at the end of 1993, 85 percent at the end of 1992, and 82 percent at the end of both 1991 and 1990. Total foreign customer orders, including FMS, accounted for 9 percent of the backlog at the end of 1994 compared with 3 percent in 1993, 2 percent in 1992, 3 percent in 1991, and 4 percent in 1990. Domestic commercial business remaining in backlog at the end of 1994 was 14 percent, 11 percent at the end of 1993, 14 percent at the end of 1992 and 17 percent for both 1991 and 1990.

Measures of Performance
The company's operating margin has improved in each of its two largest and most mature industry segments military and commercial aircraft and electronics and systems integration. These improvements stem from overall improved operating margin rates in Northrop Grumman's continuing programs as well as the addition of the Grumman and Vought programs. Company-wide efforts to reduce costs, install tighter business controls, improve cash management, dispose of excess assets and more effectively utilizing productive assets are all goals aimed at contributing to the future success of Northrop Grumman. This financial report demonstrates the degree to which the accomplishment of these goals is being achieved.

NORTHROP GRUMMAN CORPORATION

     Operating profit in the military and commercial aircraft industry segment increased to its highest level ever in 1994, exceeding the previous high reached in 1993, as margin rates improved on the B-2 and F/A-18 programs. The rate and amount of operating margin recorded on the F/A-18E/F increased in 1994 due to an approximately one and one half percent increase in the rate of operating margin being recorded on the EMD contract, which was made during the fourth quarter.  This resulted from the continuing evaluation of the overall operating margin to be earned on this phase of the program.  The F/A-18 program operating margin improved in 1994 and 1993 despite reduced F/A-18C/D shipset deliveries in each of these years versus the previous year.
     The B-2 operating margin improved in 1994 where the amount of margin recorded on the four deliveries more than offset reduced operating margin from lower production and EMD sales.  Following the award of the last increment of production funding for the B-2, the company began recording future operating margin increases on all production aircraft as these units are delivered and accepted by the customer. At the time each unit is delivered an assessment will be made of the status of the production contract so as to estimate the amount of any probable additional margin available beyond that previously recognized. That unit's proportionate share of any such unrecognized remaining balance will then be recorded. In this fashion it is believed that margin improvements will be recognized on a more demonstrable basis. The current 15 production units are scheduled for their initial delivery over a five year period, which began in December 1993. All but two units (four equivalent units for this purpose) will be returned for scheduled retrofitting with final deliveries beginning in 1997 and ending in 2000. It is anticipated that the total of 30 equivalent units will be delivered at a rate of from three to five per year over the next six years.
     Fewer deliveries and a reduction in the rate of operating margin due to increased costs allocated, as a result of establishing a separate commercial aircraft operating element, caused decreased operating profit on the 747 program in 1994.  The primary cause of military and commercial aircraft segment operating profit being higher in 1991 than 1992 was the one percentage point increase in the B-2 Low
Rate Initial Production (LRIP) contract margin rate made during the fourth quarter of 1991 on sales recorded prior to that date ($40 million of margin). This 1991 margin rate adjustment followed definitization of the LRIP contract late in the year and took into account the company's production and assembly experience as of that date. Setting aside the $40 million adjustment, the B-2 program provided an increasing amount of operating margin in each of the last four years as the mix of sales continues its shift from relatively lower margin R&D work to higher margin production work.
     Affecting the comparison of 1992 military and commercial aircraft operating profit with that of 1991 were the slightly lower rates of margin earned on fewer F/A-18C/D and 747 shipset deliveries. In addition, a low rate of margin was recorded in 1992 on the F/A-18E/F as this program was in its early phase of development.
     Partially offsetting the B-2 margin improvement for 1991 was the lower rate of margin earned on the reduced number of F/A-18 shipsets delivered during 1991. A slightly lower rate of margin was earned on higher 747 shipset deliveries generating an overall increase in the amount of 747 margin. Affecting comparison of 1991 military and commercial aircraft segment operating profit with that of the previous year is the
$66 million invested and written off on the ATF program during 1990. With the completion of the DEM/VAL phase of ATF in 1990 the company discontinued making any material amount of expenditures for company-sponsored R&D.
     Operating profit in the electronics and systems integration segment also reached a record level in 1994.  This was due primarily to the addition of Grumman's E-2, E-8 Joint STARS and various other military electronics programs and an increased rate of margin recorded in the company's electronic countermeasures business, which more than offset the $8 million in provisions recorded by the ESID-Norwood operation for unrecoverable costs incurred.
     The 13 percent sales decline in the electronics and systems integration segment for 1993 from the level achieved in 1992 was accompanied by an 11 percent decline in operating profit. An increase in ECM operating margin and the benefit of a $5 million reduced loss at the ESID-Norwood operation offset lower margins in the sensor product area and on the BAT program.
     The amount and rate of operating profit earned by the electronics and systems integration segment increased during 1992 despite the loss
incurred by ESID-Norwood.   ESID-Norwood's operating loss declined $7
million from that of 1991. In 1992 the ESID-Norwood operation suffered from the effects of a 24 percent sales decline coupled with a $6 million write-off of unrecoverable inventoried costs. Also influencing the trend in the electronics and systems integration segment operating profit has been the replacement of higher margin Peacekeeper production revenue by lower margin BAT development revenue.
     While the rate of operating profit for 1991 improved slightly for the electronics and systems integration segment, the amount of profit declined $2 million. The rate increase was largely achieved by the ECM area where improved margins accompanied higher sales of the AN/ALQ-135 system developed for the F-15 fighter aircraft. Offsetting this increase was the cost of settling various legal and product disputes, principally for the ESID-Norwood operation. Of the aggregate of $31 million in provisions made during 1991 for these issues, $12 million is reported in Other Deductions in the Consolidated Statements of Income.
     The loss provision made during 1994 on the TSSAM development contract was $20 million, and followed provisions aggregating $201 million in 1993 and a similar provision of $152 million in 1992. The recording of the expected loss from the performance of this classified long-term fixed-price R&D contract caused major losses in the MUVS segment during four of the last six years. Most of these provisions resulted from additional costs necessary to comply with contractual requirements. Production delays caused increased amounts of sustaining labor to be absorbed by the development phase of the program in which the company has invested over $600 million. The ultimate loss on this contract will depend on the company's negotiation of costs claims with the U.S. Government in connection with the contract termination for convenience notice received by the company in February 1995. The company will seek to recoup its investment in plant and equipment made for the production phase of the program from the government. As previously indicated, the company does not expect the termination of the program to have a material financial impact on the company.

NORTHROP GRUMMAN CORPORATION

     After being profitable in each of the previous four years, the company's traditional line of aerial targets incurred a $2 million operating loss in 1994 resulting from $4 million in provisions for unrecoverable inventories recorded in the fourth quarter. The overall increase in MUVS operating profit in 1991 versus 1990 resulted from the completion of the Tacit Rainbow missile program at less cost than had previously been estimated.
     Operating margin in 1994 was reduced by $282 million to record the effect of an early retirement incentive program. Operating margin in 1994 also included $36 million of pension income compared with $71 million in 1993, $83 million in 1992 and $23 million in 1991. Also contributing to the change from net retiree benefit income in 1993 to a net retiree benefit cost in 1994 was 1994's increase in the cost of providing retiree health care and life insurance benefits - $69 million in 1994 versus $32 million in 1993, $41 million in 1992, and $47 million in 1991. A major contributor to the 1994 net retiree benefit cost was the addition of the Grumman and Vought retiree plans.
     The Financial Accounting Standards Board's (FASB) accounting standard No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions - was adopted by the company in 1991. The liability representing previously unrecognized costs of $145 million for all years prior to 1991 was recorded as of January 1, 1991, with an after-tax effect on earnings of $88 million or $1.86 per share. The company's adoption in 1992 of the new FASB accounting standard No. 112
- - Employers' Accounting for Postemployment Benefits - had no material effect on the company's financial position or operating results.
     In 1994 the company recorded a $42 million pretax charge for the planned disposal of excess real estate and other assets. This was a result of the company's continuing efforts to reduce operating costs and dispose of assets which have become excess due to changes in the company's business strategy. This charge is reported in Other Deductions in the Consolidated Statements of Income.
     Interest expense increased $71 million in 1994 after declining in each of the previous four years by $9 million in 1993, $33 million in 1992, $15 million in 1991, and $29 million in 1990. The increase in 1994 came primarily from the issuance of debt to finance the acquisition of Grumman. Total debt at December 31, 1994 stood at $1.9 billion compared to $160 million at the end of 1993. Nearly all of the interest expense reductions in the previous four years stemmed from debt reduction which over this period totaled $960 million.
     In 1991 the company adopted FASB standard No. 109 - Accounting for Income Taxes - and recorded, as of January 1, 1991, a benefit of $21 million, or 43 cents per share. As described in the accounting policy footnote to the financial statements, any future change in the tax rate would result in the immediate recognition in current earnings of the cumulative effect on deferred tax assets and liabilities.

NORTHROP GRUMMAN CORPORATION

     The company's effective federal income tax rate was 46.2 percent in 1994, 43.5 percent in 1993, 32.8 percent in 1992, and 3.2 percent in 1991. The change in the 1994 rate was caused by an increase in the amount of expenses not deductible for income taxes, primarily the amortization of goodwill. The rate for 1993 would have been 31.8 percent but for the effects of the retroactive application of The Revenue Reconciliation Act of 1993. The one percentage point increase in the federal statutory income tax rate, now 35 percent, required the redetermination of December 31, 1992 deferred tax asset and liability balances. This redetermination added $18 million to 1993's tax provision thereby reducing earnings per share by 38 cents. During 1989, final regulations were issued concerning the research tax credit. The company had taken a conservative approach in calculating its tax provisions since 1981 pursuant to uncertain proposed regulations. An exhaustive study was undertaken throughout the company to redetermine qualifying expenditures in compliance with the final regulations so as to recalculate prior years' tax credits and amend its tax returns as appropriate. The benefit resulting from the conclusion of that study was the $90 million in additional research credits recognized in the determination of the 1991 effective tax rate of 3.2 percent.

Measures of Liquidity and Capital Resources
The improvement of the company's financial condition and liquidity, which began in 1990, continued in 1994. Over the last five years operating cash flows have averaged $400 million annually. The
$441 million of cash flow from operations in 1994 was an increase of $61 million over 1993 which was a $96 million increase over that of 1992, while it had declined $325 million in 1992 from that of 1991. Much of the increase in 1991's cash flow from operations resulted from the company finalizing the B-2 LRIP contract, after it was about 50 percent complete, as well as follow-on contracts for 747 and F/A-18 work. To a great extent the pace of delivery of B-2 production aircraft and the satisfactory completion of program milestones will dictate the future level of any required additional capital resources.
     Provisions for contract losses are one of the important elements depicting the difference between Net Income and cash flows from operating activities shown in the Reconciliation section of the Consolidated Statements of Cash Flows.
     The trend and relationship of sales volume with accounts receivable and inventoried cost balances, before and after the benefit of progress payments, is a useful measure in assessing liquidity. In 1989 the company's net investment in these balances represented 32 percent of sales. It dropped to 27 percent at the end of 1993 before rising to 33 percent at year-end 1994 with the acquisition of Grumman and Vought. The largest recent reduction in gross accounts receivable and inventoried cost balances occurred in 1991 as the result of the final billing and collection of ATF contract balances, along with the completion of a number of B-2 contract milestones during the year.
     The following table is a condensed summary of the detailed cash flow information contained in the Consolidated Statements of Cash Flows.

NORTHROP GRUMMAN CORPORATION

Year ended December 31          1994      1993      1992      1991      1990
Cash came from
   Customers                     71%       99%       98%      100%       85%
   Lenders                       29%        1%        2%                 11%
   Buyers of assets                                                       4%
                                100%      100%      100%      100%      100%
Cash went to
  Employees and suppliers of services
     and materials               65%       89%       93%       88%       81%
   Sellers of assets             18%                  1%
   Lenders                       15%        8%        3%        9%       16%
   Suppliers of facilities        1%        2%        2%        2%        2%
   Shareholders                   1%        1%        1%        1%        1%
                                100%      100%      100%      100%      100%


     The above percentages of gross cash receipts and disbursements portray the company's ability to repay the support that was received from lenders, in 1990 and before, through improved collections from customers. The increased cash received from lenders in 1994 resulted from the acquisition of Grumman, which was financed mainly through new borrowings. Other important indicators of short-term liquidity are the trend in working capital, the current ratio, and the ratio of long-term debt to shareholders' equity. This information is reported in the table captioned Selected Financial Data.
     In February of 1990 the company sold its headquarters complex in Los Angeles and applied the net proceeds of $218 million toward reducing its short-term debt. In October 1990 the company reduced its former $750 million revolving credit agreement to $400 million and converted that amount of short-term debt into long-term debt repayable in 20 quarterly installments of $20 million. The company elected to prepay larger amounts. Cash flow from operations during 1992 was sufficient to enable the company to pay the four required installments totaling $80 million as well as to prepay another $60 million of this debt. In February of 1993 the last two installments totaling $40 million were prepaid and in November $210 million of notes due to institutional investors were paid. During three months of 1993 it was necessary to supplement cash provided by operations with short-term borrowings. These borrowings peaked at $232 million and none were outstanding at 1993's year end.
     In connection with the financing of the Grumman acquisition the company, in April 1994, replaced the $400-million credit agreement with a new $2.8 billion Credit Agreement. The new facility provided for $600 million, available on a revolving credit basis through March 1999 and a $2.2 billion term loan payable through March 1999. The Credit Agreement was amended in May 1994 to increase the revolving credit line to $800 million and reduce the term loan to $2 billion. In October
1994, the company issued $350 million of notes due in 2004 and $250 million of debentures due in 2024 pursuant to a public offering. The net proceeds from the offering, along with other available funds, were used to prepay $900 million in addition to paying the $100 million September quarterly installment due under the term loan facility. In December 1994, the company amended the Credit Agreement to provide for the repayment of the remaining $1 billion balance of the term loan in 14 quarterly installments of $62.5 million plus interest beginning in September 1995, with a final installment of $125 million due in March 1999. Cash flow from operations during 1994 enabled the company to prepay the $160 million of notes payable to institutional investors due in 1995 and acquire, in the open market, $58 million of notes due in 1999, while paying a net premium of $5 million for the early payments of these notes. The charge for the premium is included in Other Deductions in the Consolidated Statements of Income. Any future near-term borrowing needs will be met through the use of short-term credit lines and the company's $800 million revolving credit agreement.
     To provide for long-term liquidity the company believes it could obtain additional capital from such sources as: the public or private capital markets, the further sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets.
     The cash improvement program underway throughout the company since early 1989 has produced favorable results, with the expectation that further efforts will result in minimizing, if not eliminating, the need to incur additional borrowings during 1995. Cash generated from operations is expected to be sufficient in 1995 to service debt, finance capital expansion projects and continue paying dividends to the shareholders. Noncontract R&D expenditures are expected to approximate $145 million in 1995 compared with $121 million in 1994.
     Capital expenditure commitments at December 31, 1994, were approximately $115 million including $4 million for environmental control and compliance purposes. The 1995 forecast of capital expenditures is $190 million.
     The company will continue to provide the productive capacity to perform its existing contracts, dispose of assets no longer needed to fulfill operational requirements, prepare for future contracts and conduct R&D in the pursuit of developing opportunities. While these expenditures tend to limit short-term liquidity, they are made with the intention of improving the long-term growth and profitability of the company.
     Based on recent cash flow improvements, anticipated future positive cash flows, and unused and available capital resources, management believes that it is in a strong position to continue to pursue its strategic options - acquiring one or more other businesses, raising cash dividends, repurchasing outstanding common shares, or making other investments to maximize the long-term return to our shareholders.

NORTHROP GRUMMAN CORPORATION

Selected Financial Data


Year ended December 31, $ in millions, except per share
                                 1994      1993      1992      1991      1990
Net sales to
   United States Government    $5,672    $4,481    $4,958    $5,102    $4,929
   The Boeing Company             483       531       549       540       483
   Other customers                556        51        43        52        78
   Total net sales              6,711     5,063     5,550     5,694     5,490

Net income                         35        96       121       201       210
Earnings per share                .72      1.99      2.56      4.26      4.48
Cash dividends per share         1.60      1.60      1.20      1.20      1.20

Net working capital               467       481       354       611       570
Current ratio               1.24 to 1 1.45 to 1 1.25 to 1 1.51 to 1 1.47 to 1
Total assets                   $6,047    $2,939    $3,162    $3,128    $3,094

Long-term debt                  1,633       160       160       470       690
Total long-term obligations     2,757       468       426       688       727
Long-term debt as a percentage of
  shareholders' equity          126.6%     12.1%     12.8%     39.8%     66.8%

Operating margin as a percentage of
   Net sales                      3.0       3.8       3.9       6.1       5.3
   Average operating assets       5.2       7.7       8.2      12.4      10.1

Net income as a percentage of
   Net sales                       .5       1.9       2.2       3.5       3.8
   Average assets                  .8       3.1       3.8       6.5       6.7
   Average shareholders' equity   2.7       7.5       9.9      18.1      22.1

Research and development expenses
   Contract                    $1,477    $1,603    $1,693    $1,601    $2,164
   Noncontract                    121        97        93       102       156

Payroll and employee benefits   2,661     1,906     2,001     2,109     2,099
Number of employees at
   year-end                    42,400    29,800    33,600    36,200    38,200
Number of shareholders
   at year-end                 11,241    11,618    12,599    13,607    14,483

Depreciation                   $  227    $  214    $  160    $  171    $  187
Amortization of
   Goodwill                        27
   Other purchased intangibles     15
Maintenance and repairs           105        87       106        97        83
Rent expense                       84        47        52        51        47

Floor area (millions of square feet)
   Owned                         21.3      12.9      12.6      12.2      11.6
   Commercially leased            7.5       3.2       4.2       4.5       5.4
   Leased from United States
     Government                   9.4       2.1       1.9       1.7       1.6


NORTHROP GRUMMAN CORPORATION
Item 8.  Financial Statements and Supplementary Data


CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, $ in millions                           1994      1993      1992      1991      1990

Assets:
Current assets
  Cash and cash equivalents                       $    17   $   100   $   230   $   203   $   173
  Accounts receivable                               1,202       820       791       860       844
  Inventoried costs                                 1,043       569       670       693       721
  Refundable federal income taxes                      84
  Deferred income taxes                                38        46        38        28
  Prepaid expenses                                     47        25        31        23        47
  Total current assets                              2,431     1,560     1,760     1,807     1,785

Property, plant and equipment at cost
  Land and land improvements                          203       118       117       117       106
  Buildings                                           857       744       719       703       715
  Machinery and other equipment                     2,024     1,898     1,982     1,990     1,926
  Leasehold improvements                               62        29        59        65        63
                                                    3,146     2,789     2,877     2,875     2,810
  Accumulated depreciation                         (1,768)   (1,773)   (1,753)   (1,698)   (1,571)
                                                    1,378     1,016     1,124     1,177     1,239

Other assets
  Goodwill, net of amortization of $27              1,359
  Other purchased intangibles, net of
    amortization of $15                               376
  Prepaid pension cost, intangible
    pension asset and benefit trust fund              222       278       190        98        65
  Deferred income taxes                               203         7         7        12
  Investments in and advances to
    affiliates and sundry assets                       78        78        81        34         5
                                                    2,238       363       278       144        70
                                                  $ 6,047   $ 2,939   $ 3,162   $ 3,128   $ 3,094


NORTHROP GRUMMAN CORPORATION


December 31, $ in millions                           1994      1993      1992      1991      1990
Liabilities and Shareholders' Equity:
Current liabilities
  Notes payable to banks                          $   171    $        $   100   $       $
  Current portion of long-term debt                   130                 250        80       260
  Trade accounts payable                              396       324       363       407       330
  Accrued employees' compensation                     228       146       144       157       143
  Advances on contracts                               184        40        39        28         8
  Income taxes payable                                 55        12                  25        12
  Deferred income taxes                               413       426       389       353       336
  Other current liabilities                           387       131       121       146       126
  Total current liabilities                         1,964     1,079     1,406     1,196     1,215

Long-term debt                                      1,633       160       160       470       690
Accrued retiree benefits                            1,070       308       266       218        37
Other long term obligations                            54
Deferred gain on sale/leaseback                        20        23        26        29        32
Deferred income taxes                                  16        47        50        33        87

Shareholders' equity
  Paid-in capital
       Preferred stock, 10,000,000 shares
       authorized; and none issued
       Common stock, 200,000,000 shares
       authorized; issued and outstanding
       1994  49,241,642; 1993  48,913,403;
       1992  47,398,303; 1991  47,090,248;
       1990  46,937,671                               265       256       207       199       196
  Retained earnings                                 1,026     1,070     1,051       987       843
  Unvested employee restricted award shares            (1)       (2)       (2)       (4)       (6)
  Unfunded pension losses, net of taxes                          (2)       (2)
                                                    1,290     1,322     1,254     1,182     1,033
                                                  $ 6,047   $ 2,939   $ 3,162   $ 3,128   $ 3,094

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF INCOME

  Year ended December 31, $ in millions,
    except per share                                 1994      1993      1992      1991      1990
Net sales                                          $6,711    $5,063    $5,550    $5,694    $5,490
Cost of sales
  Operating costs                                   5,477     4,385     4,877     4,817     4,746
  Administrative and general expenses                 753       485       455       531       451
  Special termination benefits                        282
Operating margin                                      199       193       218       346       293
Other income(deductions)
  Gain on sale of Corporate Headquarters                                                      101
  Interest income                                       6         2         4        11         3
  Other, net                                          (31)       13         5                  10
  Interest expense                                   (109)      (38)      (47)      (80)      (95)
Income before income taxes and cumulative
  effect of accounting principle changes               65       170       180       277       312
Federal and foreign income taxes                       30        74        59         9       102
Income before cumulative effect of
  accounting principle changes                         35        96       121       268       210
Cumulative effect on prior years of
  changes in accounting principles for
  Income taxes                                                                       21
  Retiree health care and life insurance
    benefits                                                                        (88)
Net income                                         $   35    $   96    $  121    $  201    $  210

Weighted average common shares
  outstanding, in millions                           49.2      48.1      47.2      47.1      47.0

Earnings per share before cumulative
effect of accounting principle changes             $  .72    $ 1.99    $ 2.56    $ 5.69    $ 4.48
Cumulative effect on prior years of
  changes in accounting principles, per
    share, for
  Income taxes                                                                      .43
  Retiree health care and life
    insurance benefits                                                            (1.86)
Earnings per share                                 $  .72    $ 1.99    $ 2.56    $ 4.26    $ 4.48



The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY



  Year ended December 31, $ in millions,
    except per share                                 1994      1993      1992      1991      1990

Paid-in Capital
  At beginning of year                             $  256    $  207    $  199    $  196    $  196
  Employee stock awards and options
     exercised, net of forfeitures                      9        49         8         3
  At end of year                                      265       256       207       199       196

Retained Earnings
  At beginning of year                              1,070     1,051       987       843       689
  Net income                                           35        96       121       201       210
  Cash dividends                                      (79)      (77)      (57)      (57)      (56)
  At end of year                                    1,026     1,070     1,051       987       843

Unvested Employee Restricted Award Shares
  At beginning of year                                 (2)       (2)       (4)       (6)      (10)
  Forfeitures, net of grants                                                1                   3
  Amortization                                          1                   1         2         1
  At end of year                                       (1)       (2)       (2)       (4)       (6)

Unfunded Pension Losses, Net of Taxes
  At beginning of year                                 (2)       (2)
  Change in excess of additional
    minimum liability over
     unrecognized prior service costs                   2                  (2)
  At end of year                                                 (2)       (2)
Total shareholders' equity                         $1,290    $1,322    $1,254    $1,182    $1,033

Book value per share                               $26.20    $27.04    $26.46    $25.11    $22.00
Cash dividends per share                             1.60      1.60      1.20      1.20      1.20


The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS

  Year ended December 31, $ in millions              1994      1993      1992      1991      1990
Operating Activities
  Sources of Cash
     Cash received from customers
       Progress payments                          $ 2,616   $ 2,028   $ 2,647   $ 2,647   $ 2,618
       Other collections                            4,767     2,924     2,914     3,050     2,977
     Interest received                                  6         2         4        11         2
     Income tax refunds received                       11         3                   3         1
     Other cash receipts                               13         6         5        13        17
     Cash provided by operating activities          7,413     4,963     5,570     5,724     5,615

  Uses of Cash
     Cash paid to suppliers and employees           6,786     4,484     5,186     4,986     5,220
     Interest paid                                     94        42        47        85        97
     Income taxes paid                                 90        52        48        32        14
     Other cash payments                                2         5         5        12        18
     Cash used in operating activities              6,972     4,583     5,286     5,115     5,349
  Net cash provided by operating activities           441       380       284       609       266

Investing Activities
  Payment for purchase, net of cash acquired, of
     Grumman Corporation                           (1,842)
     Vought Aircraft Company                          (12)
  Additions to property, plant and equipment         (134)     (135)     (123)     (118)     (121)
  Proceeds from sale of marketable securities          28
  Proceeds from sale of property, plant and equipment  17         2         5         3       252
  Funding of retiree benefit trust                    (31)
  Proceeds from sale of affiliates                                8
  Dividends from affiliates, net of
    investments                                         5         2       (47)
  Other investing activities                            6                            (8)       (3)
  Net cash provided by (used in)
   investing activities                            (1,963)     (123)     (165)     (123)      128

Financing Activities
  Borrowings under lines of credit                  2,371        55       100                 750
  Repayment of borrowings under
    lines of credit                                (1,200)     (155)                         (920)
  Proceeds from issuance of long-term debt            600
  Principal payments of long-term
    debt/capital leases                              (251)     (251)     (140)     (400)
  Proceeds from issuance of stock                       7        41         5         1
  Dividends paid                                      (79)      (77)      (57)      (57)      (56)
  Other financing activities                           (9)
  Net cash provided by (used in)
    financing activities                            1,439      (387)      (92)     (456)     (226)
Increase(decrease) in cash and cash equivalents       (83)     (130)       27        30       168
Cash and cash equivalents balance at
  beginning of year                                   100       230       203       173         5
Cash and cash equivalents balance at end of year  $    17   $   100   $   230   $   203   $   173



NORTHROP GRUMMAN CORPORATION


  Year ended December 31, $ in millions              1994      1993      1992      1991      1990
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net income                                        $    35   $    96   $   121   $   201   $   210
Adjustments to reconcile net income to
  net cash provided
  Depreciation                                        227       214       160       171       187
  Amortization of intangible assets                    42
  Common stock issued to employees                      1         3         3         4         4
  Amortization of restricted award shares               1                   1         2         1
  Loss(gain) on disposals of property,
     plant and equipment                               33        26        11         6      (103)
  Cumulative effect on prior years of
     changes in accounting principles for
     Income taxes                                                                   (21)
     Retiree health care and life insurance
       benefits                                                                      88
  Noncash retiree pension cost(income)                (47)      (40)      (43)       14       (53)
  Special termination benefits                        282
  Amortization of deferred gain on sale/leaseback      (3)       (3)       (3)       (3)       (2)
  Decrease(increase) in
     Accounts receivable                              209        (4)      339     1,058    (1,085)
     Inventoried costs                               (368)      142        63       123        50
     Prepaid expenses                                 (41)      (10)      (17)       (8)
     Refundable income taxes                          (84)                                      8
  Increase(decrease) in
     Progress payments                                407       (90)     (340)   (1,054)    1,204
     Accounts payable and accruals                   (268)      (29)      (44)      114      (211)
     Provisions for contract losses                   (84)       36         9      (100)      (41)
     Provisions for disposal of real estate and
       other assets                                    42         1         1         2
     Deferred income taxes                             78        26        48                  93
     Income taxes payable                              (25)      12       (25)       13         6
  Other noncash transactions                            4                            (1)       (2)
Net cash provided by operating activities         $   441   $   380   $   284   $   609   $   266
Noncash Investing and Financing Activities:
Purchase of Grumman Corporation
  Fair value of assets acquired                   $ 3,495
  Cash paid                                        (2,129)
  Liabilities assumed                             $ 1,366

Purchase of Vought Aircraft Company
  Fair value of assets acquired                   $   722
  Cash paid                                          (130)
  Liabilities assumed                             $   592



The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the corporation and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Industry Segment and Major Customer Data
Descriptions of the company's principal products and services can be found in the Management's Discussion and Analysis section of this report. Intersegment sales are transacted at cost incurred with no profit added. Operating profit is defined to include the Other Income earned by each industry segment, but exclude costs allocated to them for general corporate expenses and state and local income taxes. For segment reporting, the amount of the costs of retiree benefit plans (pension and nonpension) allocable to contracts as determined by government cost accounting standards captioned Retiree Benefit Cost Included in Contract Costs and the income(cost) of retiree benefit plans (pension and nonpension) as calculated in conformity with financial accounting standards captioned Retiree Benefit Income(Cost) are shown separately from general corporate expenses so as not to distort operating profit as reported by industry segment. General corporate assets include cash and cash equivalents, corporate office furnishings and equipment, other unallocable property, investments in affiliates, prepaid pension cost, intangible pension asset, benefit trust fund assets and certain assets held for sale.
   Sales to the company's major customer, the U.S. Government (including foreign military sales), are reported within each industry segment and in total in Selected Financial Data. The company does not conduct a significant volume of activity through foreign operations or in foreign currencies.

NORTHROP GRUMMAN CORPORATION

Sales
Sales under cost-reimbursement, service, research and development, and construction-type contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Construction-type contracts embrace those fixed-price type contracts that provide for the delivery at a low volume per year or a small number of units after a lengthy period of time over which a significant amount of costs have been incurred. Sales under other types of contracts are recorded as deliveries are made and are computed on the basis of the estimated final average unit cost plus profit (units-of-delivery type of percentage-of-completion method of accounting).
   Certain contracts contain provisions for price redetermination or for cost or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined. In the case of the B-2 bomber production contract any future increases in operating margin will be recognized on a units-of-delivery basis and recorded as each equivalent production unit is delivered. Amounts representing contract change orders, claims or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in assets, with any remaining amount reflected in Other Current Liabilities. Other changes in estimates of sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates.

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

Environmental Costs
Environmental liabilities are accrued when the company determines its responsibility for cleanup costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is better than another, the minimum amount in the range is recorded. The company does not anticipate and record insurance recoveries before collection is probable.

Interest Rate Swap Agreements
The company enters into interest rate swap agreements to offset the variable rate characteristic of certain term loans outstanding under the company's Credit Agreement. Interest on these interest rate swap agreements is recognized as interest income or expense in the period incurred.

Income Taxes
Provisions for federal, state and local income taxes are calculated on reported financial statement pretax income based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.
   The company accounts for certain contracts in process using different methods of accounting for financial statements and tax reporting and thus provides deferred taxes on the difference between the financial and taxable income reported during the performance of such contracts.
   State and local income and franchise tax provisions are included in administrative and general expenses.

NORTHROP GRUMMAN CORPORATION

Earnings per Share
Earnings per Share are based on the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. The dilutive effect of common stock equivalents, shares under stock options, was insignificant.

Cash and Cash Equivalents
Included are interest-earning debt instruments that mature in three months or less from the date purchased. Amounts reported in the Consolidated Statements of Financial Position approximate their fair value.

Accounts Receivable
Included are amounts billed and currently due from customers under all types of contracts; amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost type of percentage-of-completion method of accounting); certain estimated contract changes; and claims in negotiation and amounts retained pending contract completion.

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

NORTHROP GRUMMAN CORPORATION
Depreciable Properties
Property, plant and equipment owned by the company are depreciated over the estimated useful lives of individual assets. Capital leases providing for the transfer of ownership upon their expiration or containing bargain purchase options are amortized over the estimated useful lives of individual assets. Most of these assets are depreciated using declining-balance methods, with the remainder using the straight-line method, with the following lives:
                                                Years
               Land improvements                4-25
               Buildings                        4-45
               Machinery and other equipment    2-20
               Leasehold improvements     Length of lease

Goodwill and Other Purchased Intangible Assets
Goodwill and other purchased intangible assets are amortized on a straight-line basis over periods of 40 years and a weighted average 23 years, respectively. Goodwill and other purchased intangibles balances are included in the identifiable assets of the industry segment to which they have been assigned and amortization is charged against the respective industry segment operating profit. The future profitability and cash flow of the operations to which they relate are evaluated annually. These factors, along with management's plans with respect to the operations are considered in assessing the recoverability of goodwill and other purchased intangibles.

Acquisitions
In April 1994, the company purchased the outstanding stock of Grumman Corporation (Grumman) at a cost of $2.1 billion and financed the transaction mainly with new borrowings. The operations of Grumman since acquisition are included in the industry segments to which products are associated.
   In August 1994 the company purchased the remaining 51 percent interest in Vought Aircraft Company (Vought) for $130 million cash. The company had previously purchased a 49 percent interest in Vought for $45 million in September 1992. The operations of Vought since August 1994 are included in the military and commercial aircraft industry segment.

NORTHROP GRUMMAN CORPORATION

   The purchase method of accounting was used to record both acquisitions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the balance to goodwill.
   Northrop Corporation was renamed Northrop Grumman Corporation effective May 18, 1994. The following unaudited proforma financial information combines Northrop's, Grumman's and Vought's results of operations as if the acquisitions had taken place on January 1, 1993, and is not necessarily indicative of future operating results for Northrop Grumman.


         $ in millions, except per share        1994        1993
         Sales                                $7,770      $8,653
         Net income                               57         112
         Earnings per share                     1.16        2.33


Financial Statement Reclassification
To conform to the presentation in 1994, certain liabilities and other deductions have been reclassified in the Consolidated Statements of Financial Position and Consolidated Statements of Income for 1993 and prior years. The reclassifications had no effect on total liabilities or net income for any period presented.

Accounts Receivable
Unbilled amounts represent sales for which billings have not been presented to customers at year end, including differences between actual and estimated overhead and margin rates. These amounts are usually billed and collected within one year, progress payments are however received on a number of fixed-price contracts accounted for using the cost-to-cost type percentage-of-completion method.
   Amounts due upon contract completion are retained by customers until work is completed and customer acceptance is obtained.
   Accounts receivable at December 31, 1994, are expected to be collected in 1995 except for approximately $31 million due in 1996 and $7 million due in 1997 and later. These amounts principally relate to long-term contracts with the U.S. Government.

NORTHROP GRUMMAN CORPORATION

   Allowances for doubtful amounts represent mainly estimates of overhead type costs which may not be successfully negotiated and collected.
 Contract loss provisions are reflected as an offset to accounts receivable to the extent related costs are contained therein.
   Accounts receivable were comprised of the following:



$ in millions                                        1994      1993      1992      1991      1990
Due from U.S. Government, long-term contracts
  Current accounts
     Billed                                       $   420   $    65   $    82   $    70   $    65
     Unbilled                                       3,140     3,050     3,100     3,518     4,467
     Progress payments received                    (2,532)   (2,410)   (2,467)   (2,777)   (3,757)
     Net current accounts                           1,028       705       715       811       775
  Due upon contract completion                         55        14        19         4        10
                                                    1,083       719       734       815       785
Due from other customers, long-term contracts
  Current accounts
     Billed                                            74        66        31        37        39
     Unbilled                                          41        43        48        15        58
                                                      115       109        79        52        97
  Total due, long-term contracts                    1,198       828       813       867       882

Trade and other accounts receivable
  Due from U.S. Government                             34        36        28        38        33
  Due from other customers                             34        13         7         7        11
  Total due, trade and other                           68        49        35        45        44
                                                    1,266       877       848       912       926
  Allowances for doubtful amounts                     (64)      (57)      (57)      (52)      (82)
                                                  $ 1,202   $   820   $   791   $   860   $   844






NORTHROP GRUMMAN CORPORATION

Inventoried Costs
Inventoried costs were comprised of the following:



$ in millions                                        1994      1993      1992      1991      1990
Production costs of contracts in
  process                                          $1,384    $  800    $  920    $  976    $1,050
Administrative and general expenses                   270        95       109       106       134
                                                    1,654       895     1,029     1,082     1,184
Progress payments received                           (611)     (326)     (359)     (389)     (463)
                                                   $1,043    $  569    $  670    $  693    $  721


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




NORTHROP GRUMMAN CORPORATION

Income Taxes
Income tax expense, both federal and foreign (which arises primarily from work performed abroad by domestic operations), was comprised of the following:

$ in millions                                        1994      1993      1992      1991      1990
Currently payable
  Federal income taxes                             $   61    $   41    $    7    $   11    $    9
  Foreign income taxes                                  1         1         1
                                                       62        42         8        11         9
Change in deferred federal income taxes               (32)       32        51        (2)       93
                                                   $   30    $   74    $   59    $    9    $  102


     Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income before income taxes due to the following:


$ in millions                                        1994      1993      1992      1991      1990
Income tax expense at statutory rate               $   23    $   59    $   61    $   94    $  106
Goodwill amortization                                   9
Provision for nondeductible expenses                    4         1         1         8         1
Benefit from ESOP dividends                            (4)       (4)       (3)       (3)       (6)
Dividend exclusion                                     (2)
Retroactive effect of statutory rate
  increase                                                       18
Research and experimentation tax credit                                             (90)
Investment tax credit, net                                                                      1
                                                   $   30    $   74    $   59    $    9    $  102


NORTHROP GRUMMAN CORPORATION

   The research and experimentation tax credit shown for 1991 was the result of an internal company study that determined the amount earned over the years 1981 through 1990 in excess of the amount previously recognized for those years pending final government regulations which were not issued until 1989.
   Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. The principal type of temporary difference stems from the recognition of income on contracts being reported under different methods for tax purposes than for financial reporting. Effective January, 1991, the company adopted FASB Statement No. 109 - Accounting for Income Taxes.
   The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal and state tax balances, as broadly categorized in the Consolidated Statements of Financial Position, were as follows:

NORTHROP GRUMMAN CORPORATION


$ in millions                                        1994      1993      1992      1991
Deferred tax assets
  Deductible temporary differences
  Retiree benefit plan expense                    $   409    $   21    $   21    $   16
     Provision for estimated expenses                  39        28        27        26
     Income on contracts                               17        21        13         8
     Other                                             52         2         2         3
                                                      517        72        63        53
  Taxable temporary differences
     Purchased intangibles                           (133)
     Excess tax over book depreciation                (94)
     Retiree benefit plan income                      (48)      (19)      (15)       (7)
     Administrative and general expenses
       period-costed for tax purposes                  (1)                 (3)       (6)
                                                     (276)      (19)      (18)      (13)
                                                   $  241    $   53    $   45    $   40
Deferred tax liabilities
  Taxable temporary differences
     Income on contracts                           $  744    $  811    $  789    $  772
     Administrative and general expenses
       period-costed for tax purposes                  18        18        18        19
     Retiree benefit plan income                                 94        64        33
     Excess tax over book depreciation                           70        89        93
     Other                                              9
                                                      771       993       960       917

  Deductible temporary differences
     Provision for estimated expenses                (145)     (135)     (120)     (116)
     Retiree benefit plan expense                      (2)     (106)      (93)      (76)
     Other                                                       (9)      (11)      (17)
                                                     (147)     (250)     (224)     (209)
  Tax carryforwards
     Tax credits                                     (105)     (129)     (140)     (150)
     Alternative minimum tax credit                   (90)      (87)      (40)      (21)
     Operating losses                                           (54)     (117)     (151)
                                                     (195)     (270)     (297)     (322)
                                                   $  429    $  473    $  439    $  386
Net deferred tax liability
  Total deferred tax liabilities (taxable
    temporary differences above)                   $1,047    $1,012    $  978    $  930
  Less total deferred tax assets (deductible
    temporary differences and tax carryforwards
      above)                                          859       592       584       584


                                                   $  188    $  420    $  394    $  346



NORTHROP GRUMMAN CORPORATION

     The tax carryforward benefits are expected to be used in the periods that net deferred tax liabilities mature. The expiration dates for these tax credit carryforwards are in various amounts over the years 1995 through 2005. The alternative minimum tax credit can be carried forward indefinitely.

Notes Payable to Banks and Long-Term Debt
The company has available short-term credit lines in the form of money market facilities with several banks. The amount of and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities. The average outstanding balance for days on which borrowings were made during 1994 was $66 million, at a weighted average interest rate of 5.4 percent. The maximum amount outstanding during the year occurred on November 14, 1994 - $179 million at a weighted average interest rate of 5.6 percent. At
December 31, 1994, $171 million was outstanding at a weighted average interest rate of 7.0 percent.
     Additionally, the company began 1994 with a $400 million credit agreement with a group of domestic and foreign banks. During 1994, the company replaced the $400-million credit agreement with a new credit agreement with a group of domestic and foreign banks. This new Credit Agreement provides for two credit facilities: $800 million available on a revolving credit basis through March 1999 and, used to finance the acquisition of Grumman Corporation, a floating interest rate $2 billion term loan payable quarterly through March 1999.
     During 1994 the company prepaid $900 million in addition to paying the $100 million September quarterly installment under the term loan facility. In December 1994 the company amended the Credit Agreement to provide for repayment of the $1 billion balance of the term loan in 14 quarterly installments of $62.5 million plus interest beginning in September 1995, with a final installment of $125 million due in March 1999.
     In 1994 there were no borrowings under any of the company's revolving credit facilities. The company paid an average facility fee in 1994 of .20 percent per annum on the total amount of the revolving credit facility. Under these agreements, in the event of a "change in control," the banks are relieved of their commitments. Compensating balances are not required under these agreements.

NORTHROP GRUMMAN CORPORATION

     The company's credit agreements contain restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and the maintenance of shareholders' equity. At December 31, 1994, $331 million of retained earnings were unrestricted as to the payment of dividends. Total indebtedness for all types of borrowed money is limited under the company's credit agreement covenants. At December 31, 1994, indebtedness was limited to $3.5 billion.
     Long-term debt consisted of the following:


$ in millions                                        1994      1993      1992      1991      1990
Notes due 1999, 8.4%                               $  153 $         $        $        $
Notes due 2004, 8.625%                                350
Debentures due 2024, 9.375%                           250
Notes payable to institutional investors                        160       370       370       550
Mortgages and notes payable at rates from
  4.3% to 12.5% with maturities through 2001           10
Term loans payable to banks due in quarterly
  installments through 1999 at floating rates       1,000
Term loans payable to banks at floating rates                              40       180       400
                                                    1,763       160       410       550       950
Less current portion                                  130                 250        80       260
                                                   $1,633    $  160    $  160    $  470    $  690



    In October 1994, the company issued $350 million of 8.625 percent notes and $250 million of 9.375 percent debentures, pursuant to a public offering. The net proceeds from the offering were used to prepay $600 million of indebtedness under the company's existing term loan facility. In September 1994, the company paid the $160 million notes payable to institutional investors due in 1995, incurring an early payment penalty of $7 million. In 1994 the company also acquired in the open market $58 million of the notes due in 1999 and recorded a gain of $2 million. The notes due in 1999 are callable at any time after January 1, 1996 at par and the debentures due in 2024 are callable after October 15, 2004 at a premium of 4 percent declining to par after 2013.

NORTHROP GRUMMAN CORPORATION

   The borrowings under the term loans bear interest at various rates generally equal to the London Interbank Offered Rate (LIBOR) plus .43 percent. To mitigate the variable rate characteristic of the term loans, the company entered into interest rate swap agreements with several banks resulting in a fixed interest rate of 6.47 percent on $200 million through May 1997. The maximum outstanding under the term loan during 1994 was $2 billion from August 31 to September 21 at a weighted average interest rate of 5.46 percent and the average outstanding in 1994 was $1.5 billion at a weighted average interest rate of 5.58 percent. Principal payments permanently reduce the amount available under this agreement as well as the debt outstanding.
   The principal amount of long-term debt outstanding at December 31, 1994, is due in: 1995 - $130 million, 1996 - $255 million, 1997 - $253 million, 1998 - $252 million, 1999 - $272 million and after five years $601 million.
   The fair value of long-term debt at each yearend was calculated based on interest rates available for debt with terms and due dates similar to the company's. The estimated fair value of debt outstanding at each respective year-end was: 1994 - $1,758 million, 1993 - $160 million and 1992 - $443 million.

Retirement Benefits
The company sponsors several defined-benefit pension plans covering substantially all employees. Pension benefits for most employees are based on the employee's years of service and compensation during the last ten years before retirement. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the company. Three of the eight qualified plans, including two of the three main plans which cover over 80 percent of all employees, were in a legally defined full-funding limitation status. No contributions have been made to the Northrop Grumman Retirement Plan since 1986. To protect the surplus of assets in the master trust from a "change in control" the trust agreement and the Northrop Grumman Retirement Plan were appropriately amended during 1991.
   The company and subsidiaries also sponsor defined-contribution plans in which all employees are eligible to participate. Company contributions, up to 4 percent of compensation, are based on a formula resulting in the matching of employee contributions.

NORTHROP GRUMMAN CORPORATION

     In addition, the company and its subsidiaries provide certain health care and life insurance benefits for retired employees.
Employees achieve eligibility to participate in these contributory plans upon retirement from active service and if they meet specified age and years of service requirements. Election to participate must be made at the date of retirement. Qualifying dependents are also eligible for medical coverage. Approximately 80 percent of the company's current retirees participate in the medical plans. The cost and funded status for the medical and life benefits are combined in the tables that follow because (1) life benefits constitute an insignificant amount of the combined cost, and (2) for those plans with assets, the assets in trust for each plan can be used to pay benefits under either plan. Plan documents reserve the company's right to amend or terminate the plans at any time. Premiums charged retirees for medical coverage are based on years of service and are annually adjusted for the cost of the plan as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plan also has provisions for deductibles, copayments, coinsurance percentages, out-of-pocket limits, schedule of reasonable fees, managed care providers, maintenance of benefits with other plans, Medicare carve-out and a maximum lifetime benefit of from $250,000 to $1,000,000 per covered individual. It is the policy of the company to fund the maximum amount deductible for income taxes into the VEBA trust established for the Northrop Retiree Health Care Plan for Retired Employees for payment of benefits. Until 1991, the costs accrued for these plans were determined by the aggregate actuarial cost method with such amounts paid by the company, along with retiree contributions, into a separate trust. The company elected to implement the new accounting standard, FASB Statement No.
106 Employer's Accounting for Postretirement Benefits Other Than
Pensions, for 1991 by immediately recognizing the January 1, 1991, accumulated postretirement benefit obligation of $437 million. This amount was offset by $292 million, the fair value of plan assets held in trust outside the company, in recording a net obligation and pretax charge to operations of $145 million.
NORTHROP GRUMMAN CORPORATION

     The cost to the company of these plans in each of the last five years is shown in the following table.


$ in millions                                        1994      1993      1992      1991      1990
Defined-benefit pension plans
  Actual return on assets                           $  25     $(449)    $(298)    $(825)    $  26
  Deferral of actual return on assets                (541)      153        38       604      (255)
  Expected return on assets                          (516)     (296)     (260)     (221)     (229)
  Service cost                                        176       104        99        88        92
  Interest cost                                       372       190       175       158       147
  Amortization of unrecognized items
     Transition asset, net                            (42)      (42)      (42)      (42)      (42)
     Prior service costs                               14        15        13        14        14
     Net gain from previous years                     (40)      (42)      (68)      (20)      (35)
  Net periodic pension income                       $ (36)    $ (71)    $ (83)    $ (23)    $ (53)

Defined-contribution plans                          $  59     $  47     $  48     $  45     $  44

Retiree health care and life insurance benefit plans
  Actual return on assets                           $  22     $ (19)    $ (10)    $ (85)
  Deferral of actual return on assets                 (42)       (1)      (10)       69
  Expected return on assets                           (20)      (20)      (20)      (16)
  Service cost                                         28        21        25        24
  Interest cost                                        61        37        39        39
  Amortization of unrecognized gain from
    previous years                                     (2)       (6)       (3)
  Excess dependent cost                                 2
  Net periodic postretirement benefit cost          $  69     $  32     $  41     $  47     $  29


     In addition to the net periodic pension income and postretirement benefit cost, in 1994 the company recognized the effect of an early retirement incentive program of $250 million for pension and $32 million for postretirement benefits. The total $282 million effect on the company's 1994 operating margin is shown in the Consolidated Statements of Income under the caption Special Termination Benefits.

NORTHROP GRUMMAN CORPORATION

     Major assumptions as of each year-end used in the accounting for the defined-benefit plans are shown in the following table. Pension cost is determined using all three factors as of the beginning of each year, whereas the funded status of the plans, shown later, uses only the first two factors, as of the end of each year.
     The company changed the discount rate for obligations and rate of increase for compensation assumptions in calculating the funded status of the plans at December 31, 1994. The changes resulted in a $499 million decrease in the projected benefit obligation for pension plans and an $85 million decrease in the accumulated postretirement benefit obligation.

                                                        1994      1993      1992      1991      1990
Discount rate for obligations                           8.25%     7.00%     8.00%     8.00%     8.50%
Rate of increase for compensation                       5.25      5.50      5.50      5.50      5.50
Expected long-term rate of return on
 plan assets                                            8.75      8.25      8.25      8.25      8.25



     These assumptions were also used in retiree health care and life insurance benefit calculations with one modification. Since, unlike the pension trust, the earnings of the VEBA trust are taxable, the above
8.75 percent expected rate of return on plan assets was reduced accordingly to 5.25 percent after taxes. A significant factor used in estimating future per capita cost, for the company and its retirees, of covered health care benefits is the health care cost trend rate assumption. The rate used was 9 percent for 1994 and is assumed to decrease gradually to 6 percent for 2006 and remain at that level thereafter. An additional one-percentage-point of increase each year in that rate would result in an $11 million annual increase in the aggregate of the service and interest cost components of net periodic postretirement benefit cost, and a $109 million increase in the accumulated postretirement benefit obligation at December 31, 1994.

NORTHROP GRUMMAN CORPORATION

     The following tables set forth the funded status and amounts recognized in the Consolidated Statements of Financial Position at each year-end for the company's defined-benefit pension and retiree health care and life insurance benefit plans. The summary showing pension plans whose accumulated benefits are in excess of assets at December 31, 1994, is comprised of five qualified plans along with ten unfunded nonqualified plans for benefits provided to directors, officers and employees either beyond those provided by, or payable under, the company's main plans.


$ in millions                                        1994      1993      1992      1991      1990
Pension plans whose assets exceed
  accumulated benefits
Actuarial present value of benefit obligations
  Vested benefits                                 $ 2,487   $ 2,059   $ 1,690   $ 1,538   $ 1,335
  Nonvested benefits                                  228       175       153       147       125
  Accumulated benefit obligations                   2,715     2,234     1,843     1,685     1,460
  Effect of assumed salary rate increases             409       453       421       387       325
  Projected benefit obligations                     3,124     2,687     2,264     2,072     1,785
Less market value of plan assets                    4,210     3,970     3,642     3,458     2,708
Excess of assets over projected benefit
  obligations                                      (1,086)   (1,283)   (1,378)   (1,386)     (923)
Unrecognized items
  Net transition asset                                332       374       415       458       501
  Prior service costs                                (307)     (114)     (133)     (135)     (146)
  Net gain                                            897       764       916       972       513
Accrued retiree benefits pension asset
  included in Consolidated Statements of
   Financial Position                             $  (164)  $  (259)  $  (180)  $   (91)  $   (55)

Pension plans whose accumulated benefits
  exceed assets
Actuarial present value of benefit obligations
  Vested benefits                                 $ 2,865   $    57   $    33   $    32   $    38
  Nonvested benefits                                  252         3                             2
  Accumulated benefit obligations                   3,117        60        33        32        40
  Effect of assumed salary rate increases              16        19         3         3         3
  Projected benefit obligations                     3,133        79        36        35        43
Less market value of plan assets                    2,872        16                            10
Excess of projected benefit obligations
  over assets                                         261        63        36        35        33
Unrecognized items
  Net transition obligation                            (4)       (5)       (4)       (5)       (7)
  Prior service costs                                  (8)      (14)        5        (7)      (10)
  Net gain(loss)                                        1        (7)       (3)        9        13
Additional minimum liability                            6        12         7         3         3
Accrued retiree benefits liability
  included in Consolidated Statements of
  Financial Position                              $   256   $    49   $    41   $    35   $    32


NORTHROP GRUMMAN CORPORATION

     Pension plan assets at December 31, 1994, were comprised of 46 percent domestic equity type investments in listed companies (including five percent in Northrop Grumman common stock), 11 percent equity investments listed on international exchanges, three percent in cash and venture capital real estate and 40 percent in fixed income type investments, principally in U.S. Government securities. The investment in Northrop Grumman represents 5,985,060 shares, or 12 percent of the company's total shares outstanding.
     Effective January 1, 1995, the company adopted amendments to two of the company's retirement plans to cap the maximum years of service credit that an employee can earn and adjusted the amount of service credit earned each year. The effect of these changes was to increase the projected benefit obligation at December 31, 1994 by $210 million.


$ in millions                                        1994      1993      1992      1991      1990
Retiree health care and life insurance
  benefit plans
Accumulated postretirement benefit
  obligation (APBO)
  Retirees                                         $  575   $   274   $   243   $   240   $   206
  Fully eligible active employees                     172        86        82        97        83
  Active employees not yet eligible                   258       192       194       172       148
                                                    1,005       552       519       509       437
Less market value of plan assets                      353       373       369       372       292
Excess of APBO over assets                            652       179       150       137       145
Unrecognized items
  Net transition obligation                                                                  (145)
  Net gain                                            156        74        72        45
Accrued retiree benefits liability
  included in Consolidated
    Statements of Financial Position               $  808   $   253   $   222   $   182    $



     Retiree health care and life insurance plan assets at December 31, 1994, were almost entirely comprised of equity type investments in listed companies.


NORTHROP GRUMMAN CORPORATION

Contingencies
The corporation and its subsidiaries have been named as defendants in various legal actions. Based upon available information, it is the company's expectation that those actions are either without merit or will have no material adverse effect on the company's results of operations or financial position. Minimum rental commitments under long-term noncancellable operating leases total $226 million which is payable as follows; 1995 - $66 million, 1996 - $43 million, 1997 - $33 million, 1998 - $23 million, 1999 - $19 million, and
2000 and thereafter - $42 million.

Stock Rights
On September 21, 1988, the company adopted a Common Stock Purchase Rights plan. One right for each outstanding share of common stock was issued to shareholders of record on October 5, 1988. The rights will become exercisable on the tenth business day after a person or group has acquired 15 percent or more of the general voting power of the company, or announces an intention to make a tender offer for 30 percent or more of such voting power, without the prior consent of the Board of Directors. If the rights become exercisable, a holder will be entitled to purchase one share of common stock from the company at an initial exercise price of $105.
     If a person acquires more than 15 percent of the then outstanding voting power of the company or if the company is combined with an acquiror, each right will entitle its holder to receive, upon exercise, shares of the company's or the acquiror's (depending upon which is the surviving company) common stock having a value equal to two times the exercise price of the right.
     The company will be entitled to redeem the rights at $.02 per right at any time prior to the earlier of the date that a person has acquired or obtained the right to acquire 15 percent of the general voting power of the company or the expiration of the rights in October 1998. The rights are not exercisable until after the date on which the company's prerogative to redeem the rights has expired. The rights do not have voting or dividend privilege and cannot be traded independently from the company's common stock until such time as they become exercisable.

NORTHROP GRUMMAN CORPORATION

Long-Term Incentive Stock Plan
The company's 1993 Long-Term Incentive Stock Plan provides for stock options, stock appreciation rights (SARs) and stock awards to key employees. This plan added 2,300,000 shares, of which up to one-half may be in the form of stock awards, to the pool available for future grants. The number of shares reserved for future grants shown in the following table reflects both stock options and stock awards.
     Stock awards, in the form of restricted performance stock rights, are granted to key employees without payment to the company.
Recipients of the rights earn shares of stock based on a total shareholder return measure of performance over a five year period with interim distributions beginning three years after grant. If at the end of the five year period the performance objectives have not been met, 70 percent of the original grant will be forfeited. Compensation expense is estimated and accrued over the vesting period.
     Each grant of a stock option is made at the closing market price on the date of the grant. When stock options are exercised, the amount of the cash proceeds to the company is added to paid-in capital. Under current accounting standards there are no additions to or deductions from income in connection with these options.
     Termination of employment can result in forfeiture of some or all of the benefits extended under the plans.

NORTHROP GRUMMAN CORPORATION
     Stock option activity for the last five years is summarized below:


                                                                                           Shares
                                                                 Shares       Shares    Reserved for
                                                           Under Option    Exercisable  Future Grants
Outstanding at January 1, 1990, nonstatutory
   options with 1,800,000 SARs, at $17 to $47
     per share                                                2,143,520     1,419,120     2,056,467
   Granted                                                      739,600
   Cancelled                                                    (36,800)
Outstanding at December 31, 1990, nonstatutory
   options with 1,800,000 SARs, at $15 to $47
     per share                                                2,846,320     1,491,420     1,161,149
   Granted                                                       67,000
   Cancelled                                                    (54,420)
   Exercised or surrendered, at $17 to $19 per
     share                                                      (35,030)
Outstanding at December 31, 1991, nonstatutory
   options with 1,800,000 SARs, at $15 to $47
     per share                                                2,823,870     1,841,070     1,152,902
   Granted                                                      635,700
   Cancelled                                                    (43,380)
   Exercised or surrendered, at $16 to $29 per
     share                                                     (281,660)
Outstanding at December 31, 1992, nonstatutory
   options at $15 to $47 per share                            3,134,530     1,798,550       413,780
   Granted                                                      515,300
   Cancelled                                                    (96,640)
   Exercised or surrendered, at $15 to $30 per
   share                                                     (1,405,330)
Outstanding at December 31, 1993, nonstatutory
   options at $15 to $36 per share                            2,147,860       738,300     1,618,640
   Granted                                                      708,700
   Cancelled                                                    (61,215)
   Exercised or surrendered, at $15 to $36 per
     share                                                     (265,430)
Outstanding at December 31, 1994, nonstatutory
   options at $15 to $43 per share                            2,529,915       817,660       816,485


NORTHROP GRUMMAN CORPORATION

Unaudited Selected Quarterly Data
Quarterly financial results, previously reported in unaudited quarterly reports to shareholders, are set forth in the following tables together with dividend and common stock price data. Operating margin(loss) for 1993 and the first three quarters of 1994 has been restated to reflect the reclassification of losses on disposals of machinery and other equipment previously included in the "Other, net" classification in the Consolidated Statements of Income.


1994 Quarters, $ in millions, except per share                  4         3         2         1
Net sales                                                  $1,880    $1,927    $1,686    $1,218
Operating margin(loss)                                       (107)       99       126        81
Net income(loss)                                             (121)       39        65        52
Earnings(loss) per share                                    (2.45)      .79      1.33      1.05
Dividend per share                                            .40       .40       .40       .40
Stock price:
High                                                       47 3/8    45 3/8    39 3/4    45 7/8
Low                                                        40 1/4    35 3/4    34 1/2    36 7/8


     The operating loss in the fourth quarter of 1994 resulted from a $282 million charge for a voluntary early retirement incentive program offered in 1994 and a $42 million provision for the planned disposal of real estate and other assets.


1993 Quarters, $ in millions, except per share                  4         3         2         1
Net sales                                                  $1,256    $1,220    $1,312    $1,275
Operating margin(loss)                                        (56)       77        89        83
Net income(loss)                                              (35)       26        53        52
Earnings(loss) per share                                     (.73)      .54      1.12      1.09
Dividend per share                                            .40       .40       .40       .40
Stock price:
High                                                       39 1/4    42 3/8    42 5/8    37 3/8
Low                                                        34        33 7/8    35 3/8    30 1/2


NORTHROP GRUMMAN CORPORATION

    The sum of quarterly earnings per share for 1993 does not equal earnings per share for the year because the average number of common shares outstanding for the second half of 1993 was disproportionately higher than the full year average due to the stock options exercised during the second half.
    Net income and earnings per share in the third quarter of 1993 were reduced for the cumulative effect of the retroactive application of The Revenue Reconciliation Act of 1993 signed into law August 10, 1993.
The one percentage point increase in the federal statutory income tax rate required the redetermination of prior deferred tax asset and liability balances as well as an increase in the taxes provided on pretax earnings for the first three quarters of 1993. Third quarter 1993 net income and earnings per share were accordingly reduced by $18 million, 38 cents per share, and $2 million, 5 cents per share, respectively.
    The operating loss in the fourth quarter of 1993 resulted from a $164 million provision for an increase in the estimated cost to complete the TSSAM development contract. This provision followed similar ones amounting to $14 million, $5 million and $18 million in each of the three preceding quarters, respectively.
    The corporation's common stock is traded on the New York and Pacific Stock Exchanges (trading symbol NOC). The approximate number of holders of record of the corporation's common stock at January 31, 1995, was 11,195.


NORTHROP GRUMMAN CORPORATION
INDEPENDENT AUDITORS' REPORT
Board of Directors and Shareholders
Northrop Grumman Corporation
Los Angeles, California

    We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and Subsidiaries as of December 31 for each of the years 1990 through 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and Subsidiaries at December 31 for each of the years 1990 through 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
    As discussed in the footnotes to the consolidated financial statements, in 1991 the company changed its method of computing income taxes by adopting Financial Accounting Standards Board Statement No. 109 - Accounting for Income Taxes and its accounting for nonpension benefit plans by adopting Financial Accounting Standards Board Statement No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions.

Deloitte & Touche LLP
Los Angeles, California
February 15, 1995

NORTHROP GRUMMAN CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required in response to this Item.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

     The information as to Executive Officers is contained in Part I of this report as permitted by General Instruction G(3).

Item 11.  Executive Compensation

     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

NORTHROP GRUMMAN CORPORATION

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements

     Consolidated Statements of Financial Position
     Consolidated Statements of Income
     Consolidated Statements of Changes in Shareholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
     Independent Auditors' Report

     2.  Financial Statement Schedule

       Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.
     Separate financial statements of the parent company are omitted since it is primarily an operating company and minority equity interests in and/or nonguaranteed long-term debt of subsidiaries held by others than the company are in amounts which together do not exceed 5 percent of the total consolidated assets at December 31, 1994.

NORTHROP GRUMMAN CORPORATION

Exhibits:

  3(a) Certificate of Incorporation, as amended (incorporated by reference to Form S-3 Registration Statement, filed August 18,
       1994)

  3(b) Northrop Grumman Corporation Bylaws, as amended (incorporated by reference to Form S-3 Registration Statement, filed August 18, 1994).

  4(a) Common Stock Purchase Rights Agreement (incorporated by reference to Form 8-A filed September 22, 1988, amended on August 2, 1991 (incorporated by reference to Form 8 filed
       August 2, 1991) and amended on September 28, 1994 (incorporated by reference to Form 8/A-A filed October 7, 1994).

  4(b) Indenture Agreement dated as of October 15, 1994 (incorporated by reference to Form 8-K filed October 25, 1994).

 10(a) Northrop Grumman Corporation Amended and Restated Credit
       Agreement dated as of April 15, 1994, as amended and restated as of April 18, 1994 (incorporated by reference to Report on Form 10-Q filed May 9, 1994), amended as of May 11, 1994, and amended as of December 9, 1994.

 10(b) Uncommitted Credit Facility dated October 10, 1994, between
       Northrop Grumman Corporation and Wachovia Bank of Georgia, N.A., which is substantially identical to facilities between Northrop Grumman Corporation and certain banks some of which are parties to the Credit Agreement filed as Exhibit (10)(a) hereto.

*10(c) 1973 Incentive Compensation Plan (incorporated by reference to
       Form 8-B filed June 21, 1985).

*10(d) 1973 Performance Achievement Plan (incorporated by reference to Form 8-B filed June 21, 1985).

*10(e) Northrop Supplemental Plan 2 (incorporated by reference to Form
       10-K filed February 28, 1994)

*10(f) Northrop Corporation ERISA Supplemental Plan 1 (incorporated by reference to Form 10-K filed February 28, 1994).

*10(g) Retirement Plan for Independent Outside Directors (incorporated by reference to Form SE filed March 29, 1991), amended
       September 21, 1994.

*10(h) 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Form SE filed March 30, 1989).

*10(i) Deferred Compensation Arrangement under Performance Achievement
       Plan (incorporated by reference to Form 8-B filed June 21,
       1985).

*10(j) Supplemental Life Insurance Policy (incorporated by reference to Form 8B filed June 21, 1985).

*10(k) Supplemental Accidental Death and Dismemberment Insurance
       Policy (incorporated by reference to Form 8-B filed June 21,
       1985).

*10(l) Supplemental Long-Term Disability Insurance Policy
       (incorporated by reference to Form 8-B filed June 21, 1985).

*10(m) Supplemental Health Insurance Policy (incorporated by reference to Form 8-B filed June 21, 1985).

*10(n) Supplemental Dental Insurance Policy (incorporated by reference to Form 8-B filed June 21, 1985).

*10(o) Employment Agreement dated October 18, 1989 between Northrop
       Corporation and Oliver C. Boileau, Jr. (incorporated by reference to Form SE filed March 30, 1993), and Amended on May 15, 1994.

*10(p) Northrop Corporation 1993 Long-Term Incentive Stock Plan
       (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993).

*10(q) Northrop Corporation 1993 Stock Plan for Non-Employee Directors
       (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993), amended as of September 21, 1994.

*10(r) Northrop Corporation Special Severance Pay Agreement
       (incorporated by reference to Northrop Corporation Report on Form 10-K filed February 28, 1994.)

*10(s) Employment Agreement dated October 14, 1993 between Vought
       Aircraft Company (acquired by Registrant in 1994) and Gordon L.
       Williams.

*10(t) Executive Deferred Compensation Plan Design Outline and
       Election Form executed by Kent Kresa on December 29, 1994.

*10(u) Northrop Grumman Transition Project Incentive Plan.

NORTHROP GRUMMAN CORPORATION


 11    Statement Re Computation of Per Share Earnings
 21    Significant subsidiaries of registrant
 23    Independent Auditors' Consent
 24    Power of Attorney
 27    Financial data schedule



___________

* Listed as Exhibits pursuant to Item 601(b)(10) of Regulation S-K

(b) One Report on Form 8-K was filed during the last quarter of the period covered by this report. The Report on Form 8-K was filed October 25, 1994 in connection with the offer and sale by Northrop Grumman Corporation of $600,000,000 aggregate principal amount of debt securities consisting of 8-5/8% Notes due 2004 and 9-3/8% Debentures due 2024.

NORTHROP GRUMMAN CORPORATION

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 1995.

                             Northrop Grumman Corporation

                       By:          &&PINAZ2928
                                    Nelson F. Gibbs
                          Corporate Vice President and Controller
                                (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this 20th day of March 1995, by the following persons and in the capacities indicated.

     Signature                       Title
Kent Kresa*                  Chairman of the Board, President and
                              Chief Executive Officer and Director
                               (Principal Executive Officer)

Jack R. Borsting*            Director
John T. Chain, Jr.*          Director
Jack Edwards*                Director
Barbara C. Jordan*           Director
Aulana L. Peters*            Director
John E. Robson*              Director
Richard R. Rosenberg*        Director
William F. Schmied*          Director
Brent Scowcroft*             Director
John Brooks Slaughter*       Director
Wallace C. Solberg*          Director
Richard J. Stegemeier*       Director
Richard B. Waugh, Jr.*       Corporate Vice President and Chief
                               Financial Officer

*By:         &&PINAD1368
     Sheila M. Gibbons, Attorney-in-Fact
       pursuant to a power of attorney


NORTHROP GRUMMAN CORPORATION

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         (Dollars in Thousands)
           COL. A                              COL. B          COL. C        COL. D       COL. E
                                                                              Other
                                             Balance at                     Changes--     Balance
       Classification                         Beginning      Additions       Add          at End
                                             of Period        At Cost     (Deduct)(1)    of Period
Description:
Year ended December 31, 1990
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful
     amounts                                    $72,844       $27,862       $(18,625)      $82,081

Year ended December 31, 1991
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful
     amounts                                    $82,081       $ 8,900       $(38,980)      $52,001

Year ended December 31, 1992
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful
     amounts                                    $52,001       $ 7,571       $ (2,412)      $57,160

Year ended December 31, 1993
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful
     amounts                                    $57,160       $ 9,304       $ (9,759)      $56,705

Year ended December 31, 1994
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful
     amounts                                    $56,705       $25,283(2)    $(18,262)      $63,726

_____________
(1)  Uncollectible amounts written off, net of recoveries.
(2)  Additions include $15,625 of allowance for bad debts from acquired company.

NORTHROP GRUMMAN CORPORATION

                                  EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                        (in thousands, except per share)


Primary:                                             1994      1993      1992      1991      1990
Average shares outstanding                         49,139    48,085    47,179    47,075    46,963
Net effect of the assumed exercise
  of stock options - based on the
   treasury stock method                              758       792       251       187         1
     Totals                                        49,897    48,877    47,430    47,262    46,964
Income before cumulative effect
  of accounting principle changes                $ 35,264  $ 95,755  $120,922  $268,256  $210,424
Cumulative effect on prior years of
  changes in accounting principles:
     Income Taxes                                                                20,282
     Retiree healthcare and life
       insurance benefits                                                       (87,717)
Net Income                                       $ 35,264  $ 95,755  $120,922  $200,821  $210,424
Earnings per share before
  cumulative effect of accounting
   principle changes                             $    .71  $   1.96  $   2.55  $   5.68  $   4.48
Cumulative effect on prior years
  of change in accounting principles,
   per share:
     Income Taxes                                                                   .43
     Retiree healthcare and life
       insurance benefits                                                         (1.86)
Earnings per share(1)                            $    .71  $   1.96  $   2.55  $   4.25  $   4.48
Fully diluted:
Average shares outstanding                         49,139    48,085    47,179    47,075    46,963
Net effect of the assumed exercise
  of stock options - based on the
   treasury stock method                              837       872       805       225         4
     Totals                                        49,976    48,957    47,984    47,300    46,967
Income before cumulative effect
  of accounting principle changes                $ 35,264  $ 95,755  $120,922  $268,256  $210,424
Cumulative effect on prior years of
  changes in accounting principles:
     Income Taxes                                                                20,282
     Retiree health care and life
       insurance benefits                                                       (87,717)
Net Income                                       $ 35,264  $ 95,755  $120,922  $200,821  $210,424
Earnings per share before
  cumulative effect of accounting
   principle changes                             $    .71  $   1.96  $   2.52  $   5.67  $   4.48
Cumulative effect on prior years
  of change in accounting principles,
   per share:
Income Taxes                                                                        .43
Retiree healthcare and life
  insurance benefits                                                              (1.85)
Earnings per share(1)                            $    .71  $   1.96  $   2.52  $   4.25  $   4.48


_______________

(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%.

NORTHROP GRUMMAN CORPORATION
                              EXHIBIT 23

                     INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 2-73293, 2-98614, 33-15764, 33-49667, 33-55141 and 33-55146 of
Northrop Grumman Corporation (formerly Northrop Corporation) on Form S-8 of our report dated February 15, 1995, appearing in this Annual
Report on Form 10-K of Northrop Grumman Corporation for the year ended December 31, 1994.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 20, 1995