Form 10-Q
period 1995-03-31
NORTHROP GRUMMAN CORP
filed 1995-05-02
CIK 72945

PAGE 1


                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                    or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________


For Quarter Ended March 31, 1995
Commission File Number 1-3229


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



Common Stock outstanding as of April 28, 1995             49,336,970 shares
Part I. Financial Information
Item 1. Financial Statements
Northrop Grumman Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME





                                               Three months ended March 31
$ in millions, except per share                            1995       1994

Net Sales                                                $1,617     $1,218
Cost of sales
  Operating costs                                         1,299      1,021
  Administrative and general expenses                       201        116
Operating margin                                            117         81
Other, net                                                    5          3
Interest expense                                            (34)        (5)
Income before income taxes                                   88         79
Federal and foreign income taxes                             34         27
Net income                                               $   54     $   52

Weighted average shares outstanding, in millions           49.3       49.1

Earnings per share                                      $  1.10  $    1.05

Dividends per share                                     $   .40  $     .40












Northrop Grumman Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION



                                                       March 31  December 31
$ in millions                                              1995         1994

Assets:
Cash and cash equivalents                               $    10      $    17
Accounts receivable, net of progress payments
 of $2,420 in 1995 and $2,532 in 1994                     1,122        1,202
Inventoried costs, net of progress payments
 of $575 in 1995 and $611 in 1994                         1,076        1,043
Refundable federal income taxes                              84           84
Deferred income taxes                                        37           38
Prepaid expenses                                             65           47
Total current assets                                      2,394        2,431


Property, plant and equipment                             3,160        3,146
Accumulated depreciation                                 (1,788)      (1,768)
                                                          1,372        1,378

Goodwill, net of amortization of $36 in 1995
 and $27 in 1994                                          1,431        1,359
Other purchased intangibles, net of amortization
 of $20 in 1995 and $15 in 1994                             371          376
Prepaid pension cost, intangible
 pension asset and benefit trust fund                       225          222
Deferred income taxes                                       226          203
Investments in and advances to
 affiliates and sundry assets                                71           78
                                                          2,324        2,238
                                                        $ 6,090      $ 6,047



                                                       March 31  December 31
$ in millions                                              1995         1994

Liabilities and Shareholders' Equity:
Notes payable to banks                                   $   94       $  171
Current portion of long-term debt                           127          130
Trade accounts payable                                      451          396
Accrued employees' compensation                             223          228
Advances on contracts                                       120          184
Income taxes payable, including deferred
  income taxes of $422 in 1995 and $413 in 1994             488          468
Other current liabilities                                   422          387
Total current liabilities                                 1,925        1,964
Long-term debt                                            1,566        1,633
Accrued retiree benefits                                  1,202        1,070
Other long-term obligations                                  52           54
Deferred gain on sale/leaseback                              19           20
Deferred income taxes                                                     16
Paid-in capital
Preferred stock, 10,000,000 shares
  authorized and none issued
Common stock, 200,000,000 shares
  authorized; issued and outstanding:
      1995 -- 49,322,881; 1994 -- 49,241,642                266          265
Retained earnings                                         1,061        1,026
Unvested employee restricted award shares                    (1)          (1)
                                                          1,326        1,290
                                                         $6,090       $6,047

Northrop Grumman Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                 Three months ended March 31

$ in millions                                                1995       1994

Operating Activities
  Sources of Cash
     Cash received from customers
      Progress payments                                    $  618     $  581
      Other collections                                     1,100        625
     Income tax refunds received                                6
     Other cash receipts                                        8          1
     Cash provided by operating activities                  1,732      1,207
  Uses of Cash
     Cash paid to suppliers and employees                   1,505      1,052
     Interest paid                                             23          1
     Income taxes paid                                         11          4
     Other cash payments                                        2
     Cash used in operating activities                      1,541      1,057
  Net cash provided by operating activities                   191        150
Investing Activities
  Additions to property, plant and equipment                  (45)       (25)
  Proceeds from sale of property, plant and equipment          10
  Proceeds from sale of affiliate                               3
  Other investing activities                                   (1)        (4)
  Net cash used in investing activities                       (33)       (29)
Financing Activities
  Borrowings under lines of credit                             94
  Repayment of borrowings under lines of credit              (171)
  Principal payments of long-term debt                        (70)
  Proceeds from issuance of stock                               1          5
  Dividends paid                                              (19)       (20)
  Net cash used in financing activities                      (165)       (15)
Increase(decrease) in cash and cash equivalents                (7)       106
Cash and cash equivalents balance at
  beginning of period                                          17        100
Cash and cash equivalents balance at end of period         $   10     $  206

                                               Three months ended March 31
$ in millions                                              1995       1994
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities
Net income                                                $  54      $  52
Adjustments to reconcile net income
  to net cash provided
  Depreciation                                               53         42
  Amortization of intangible assets                          14
  Loss(gain)on disposals of property,
    plant and equipment                                      (2)         1
  Noncash retiree benefits                                  (29)        (6)
  Amortization of deferred gain on sale/leaseback            (1)        (1)
  Decrease(increase) in
     Accounts receivable                                    260        568
     Inventoried costs                                       12         42
     Prepaid expenses                                        11        (2)
  Increase(decrease) in
     Progress payments                                     (148)      (581)
     Accounts payable and accruals                           30         30
     Provisions for contract losses                         (96)       (20)
     Income taxes                                            33         25
Net cash provided by operating activities                 $ 191      $ 150








Northrop Grumman Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                               Three months ended March 31
$ in millions                                              1995       1994
Paid-in Capital:
At beginning of year                                     $  265     $  256
Employee stock awards and options exercised,
  net of forfeitures                                          1          5
                                                         $  266     $  261

Retained Earnings:
At beginning of year                                     $1,026     $1,070
Net income                                                   54         52
Cash dividends                                              (19)       (20)
                                                         $1,061     $1,102

Unvested Employee Restricted Award Shares:
At beginning of year                                     $   (1)    $   (2)
Amortization                                                             1
                                                         $   (1)    $   (1)
Unfunded pension losses, net of taxes                    $          $   (2)












Northrop Grumman Corporation and Subsidiaries
SELECTED INDUSTRY SEGMENT INFORMATION


                                               Three months ended March 31
$ in millions                                              1995       1994
Net Sales:
Military and Commercial Aircraft                        $ 1,027    $   974
Electronics and Systems Integration                         458        160
Data Systems and Other Services                             138         20
Missiles and Unmanned Vehicle Systems                        61         88
Intersegment sales                                          (67)       (24)
                                                        $ 1,617    $ 1,218
Operating Profit:
Military and Commercial Aircraft                        $    90    $    78
Electronics and Systems Integration                          28         16
Data Systems and Other Services                               5          1
Missiles and Unmanned Vehicle Systems                         3          3
Total operating profit                                      126         98
Adjustments to reconcile
  operating profit to operating margin:
Other income included above                                  (4)        (1)
State and local income taxes                                 (7)        (3)
General corporate expenses                                  (27)       (23)
Retiree benefit cost included in contract costs              47          5
Retiree benefit income(cost)                                (18)         5
Operating margin                                        $   117    $    81

Contract Acquisitions:
Military and Commercial Aircraft                        $    99    $ 3,130
Electronics and Systems Integration                         953        141
Data Systems and Other Services                              82         10
Missiles and Unmanned Vehicle Systems                      (145)        62
Intersegment acquisitions                                   (68)       (36)
                                                        $   921    $ 3,307
Funded Order Backlog:
Military and Commercial Aircraft                        $ 8,261    $ 7,806
Electronics and Systems Integration                       2,930        742
Data Systems and Other Services                             174         33
Missiles and Unmanned Vehicle Systems                       169        501
Intersegment backlog                                        (57)       (74)
                                                        $11,477    $ 9,008



Northrop Grumman Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments (all of which were normal recurring accruals) necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in the company's 1994 Annual Report.

Inventories
The company's inventories consist primarily of work in process related to long-term contracts with customers; therefore further breakdown is considered inapplicable.




















 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF ITS OPERATIONS

Sales for the first quarter of 1995 were 33% higher than the first quarter of 1994. Sales increased in all of the company's industry segments, except missiles and unmanned vehicle systems (MUVS). Comparative results for 1994 do not include Grumman Corporation or Vought Aircraft Company data as these companies were acquired in April 1994 and August 1994, respectively.
     Military and commercial aircraft segment (MCA) sales increased because of higher revenues on Boeing jetliners, and the inclusion in 1995 of the C-17 military transport aircraft and various other aircraft programs, which more than offset the lower overall revenue on the B-2 and F/A-18 programs.
     Sales in the electronics and systems integration (ESI) segment rose primarily as a result of E-8 Joint STARS and E-2 Hawkeye revenues, which more than offset lower electronic countermeasures(ECM)and BAT program sales.
     The sales decrease in the MUVS segment resulted from reduced volume on the AGM-137 Tri-Service Standoff Attack Missile (TSSAM), which was cancelled in February 1995.
     Sales by major program and units delivered in the first quarter were:

$ in millions                                               1995     1994
B-2                                                       $  456   $  674
F/A-18C/D                                                     62       80
F/A-18E/F                                                    119      107
Boeing Jetliners                                             140      100
E-2                                                           60
ECM                                                           75       92
E-8 Joint STARS                                              146
Data Systems and Other Services                              138       20
TSSAM                                                         44       67
C-17                                                          67
BAT                                                           19       21
All other                                                    291       57
                                                          $1,617   $1,218




Units
                                                            1995     1994
F/A-18C/D                                                      8       12
747                                                            6        9
B-2                                                            1


     The amount and the rate of operating profit increased in the MCA segment in the first quarter of 1995 compared with the first quarter of 1994. All of the company's major aircraft production programs - B-2, F/A-18, Boeing Jetliners and C-17 contributed to the favorable variance. The effect of lower volume on the B-2 program was offset by the delivery of one aircraft in the first quarter of 1995 compared to no deliveries in last year's first quarter. This year's first quarter included a $4 million charge as a result of an arbitration ruling related to the F/A-18. Higher sales volume was the primary cause of the increased operating profit for the balance of the MCA segment.
     The ESI segment and data systems and other services segment operating profit increases resulted from higher sales volume in both segments. The lower rate of operating profit in these industry segments was due to the change in business mix, and the impact of the amortization of goodwill and other purchased intangibles charged in 1995 compared with none charged in the first quarter of 1994.
     Interest expense in the first quarter of 1995 was $29 million higher than the first quarter of 1994, following the $1.7 billion increase in average debt outstanding between the two year's first quarters.
     During the first quarter of 1995, $191 million of cash was generated from operations versus $150 million for last year's first quarter, and was more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility will continue to be provided by cash flow generated from operating activities, which is not expected to continue for the balance of this year at the level achieved in the first quarter, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.











Part II   OTHER INFORMATION
Item 1.   Legal proceedings



False Claims Act Litigation


As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, the lawsuit entitled Janssen v. Northrop was submitted to binding arbitration. Under the procedures agreed to by the parties, in addition to presenting evidence regarding the merits of the allegations, each party submitted a dollar amount representing the potential value of the action. After listening to the parties' presentations, the arbitrators chose, from the two submitted amounts, the amount which most closely reflected their evaluation of the merits of the lawsuit. Without admitting any liability, Northrop Grumman submitted the amount of $4 million which was chosen by the arbitrators.




Walsh, et al. v. Northrop Grumman Corporation

This matter was previously reported on in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. On April 7, 1995, the Court granted Plaintiff's motion to amend their complaint to add a claim for damages based on post-acquisition changes to the Grumman pension and other benefit plans. The Court took under submission the Plaintiff's motion for class certification. As previously stated, the defendants intend to vigorously defend this litigation and the Company does not expect this matter to have a material adverse effect on its financial condition.











                                   II-1

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11.    Statement re Computation of Per Share Earnings
          Exhibit 27.    Financial Data Schedule

          (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Northrop Grumman Corporation (Registrant)




Date:     May 2, 1995                          &&PINAZ2928
                                               Nelson F. Gibbs
                                               Vice President and Controller


Date:     May 2, 1995                          &&PINAD1368
                                               Sheila M. Gibbons
                                               Vice President and Secretary









                                   II-2

                              Northrop Grumman Corporation and Subsidiaries

                                  EXHIBIT 11
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                       (in thousands, except per share)



                                               Three months ended March 31
                                                           1995       1994
Primary:

Average shares outstanding                               49,268     49,051
Common stock equivalents                                    833        733
     Totals                                              50,101     49,784
Net income                                              $54,122    $51,643
Earnings per share(1)                                   $  1.08    $  1.04


Fully diluted:

Average shares outstanding                               49,268     49,051
Common stock equivalents                                  1,065        755
     Totals                                              50,333     49,806
Net income                                              $54,122    $51,643
Earnings per share(1)                                   $  1.08    $  1.04




_____________

(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%.