Form 10-Q
period 1995-06-30
NORTHROP GRUMMAN CORP
filed 1995-07-28
CIK 72945

PAGE 1

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   29549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to  ______________________


For Quarter Ended June 30, 1995
Commission File Number 1-3229


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



Common Stock outstanding as of July 21, 1995           49,373,825 shares


                            Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS
OF INCOME




                                  Three months ended    Six months ended
                                             June 30             June 30
$ in millions, except per share       1995      1994      1995      1994

Net Sales                           $1,759    $1,686    $3,376    $2,904
Cost of sales
  Operating costs                    1,360     1,357     2,659     2,378
  Administrative and
    general expenses                   232       203       433       319
Operating margin                       167       126       284       207
Other, net                              (3)       13         2        16
Interest expense                       (36)      (33)      (70)      (38)
Income before income taxes             128       106       216       185
Federal and foreign
  income taxes                          49        41        83        68
Net income                          $   79    $   65    $  133    $  117

Weighted average shares
  outstanding, in millions            49.3      49.1      49.3      49.1

Earnings per share                  $ 1.59    $ 1.33    $ 2.69    $ 2.39

Dividends per share                 $  .40    $  .40    $  .80    $  .80







                           Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION



                                                June 30      December 31
$ in millions                                      1995             1994

Assets:
Cash and cash equivalents                       $     3          $    17
Accounts receivable, net of progress payments
    of $2,508 in 1995 and $2,532 in 1994          1,250            1,202
Inventoried costs, net of progress payments
    of $560 in 1995 and $611 in 1994                978            1,043
Refundable federal income taxes                      84               84
Deferred income taxes                                36               38
Prepaid expenses                                     61               47
Total current assets                              2,412            2,431


Property, plant and equipment                     3,126            3,146
Accumulated depreciation                         (1,796)          (1,768)
                                                  1,330            1,378

Goodwill, net of amortization of $45 in 1995
    and $27 in 1994                               1,422            1,359
Other purchased intangibles, net of amortization
    of $25 in 1995 and $15 in 1994                  366              376
Prepaid pension cost, intangible
    pension asset and benefit trust fund            241              222
Deferred income taxes                               206              203
Investments in and advances to
    affiliates and sundry assets                     68               78
                                                  2,303            2,238
                                                $ 6,045          $ 6,047




                                                    June 30     December 31
$ in millions                                          1995            1994

Liabilities and Shareholders' Equity:
Notes payable to banks                              $   150        $    171
Current portion of long-term debt                       188             130
Trade accounts payable                                  395             396
Accrued employees' compensation                         227             228
Advances on contracts                                    96             184
Income taxes payable, including deferred
    income taxes of $471 in 1995 and $413 in 1994       489             468
Other current liabilities                               350             387
Total current liabilities                             1,895           1,964
Long-term debt                                        1,496           1,633
Accrued retiree benefits                              1,195           1,070
Other long-term obligations                              53              54
Deferred gain on sale/leaseback                          18              20
Deferred income taxes                                     2              16
Paid-in capital
      Preferred stock, 10,000,000 shares
           authorized and none issued
      Common stock, 200,000,000 shares
           authorized; issued and outstanding:
           1995 -- 49,368,903; 1994 -- 49,241,642       267             265
Retained earnings                                     1,120           1,026

Unvested employee restricted award shares                (1)             (1)
                                                      1,386           1,290
                                                   $  6,045        $  6,047



                              Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS


                                                   Six months ended June 30
$ in millions                                             1995         1994

Operating Activities
  Sources of Cash
    Cash received from customers
       Progress payments                               $ 1,254      $ 1,354
       Other collections                                 2,066        2,365
    Income tax refunds received                              7
    Other cash receipts                                      7           11
    Cash provided by operating activities                3,334        3,730
  Uses of Cash
    Cash paid to suppliers and employees                 3,040        3,302
    Interest paid                                           74           30
    Income taxes paid                                       44           44
    Other cash payments                                      3
    Cash used in operating activities                    3,161        3,376
  Net cash provided by operating activities                173          354
Investing Activities
  Payment for purchase of Grumman Corporation,
     net of cash acquired                                            (1,841)
  Additions to property, plant and equipment               (71)         (60)
  Proceeds from sale of property, plant
    and equipment                                           16            4
  Proceeds from sale of affiliates                           4
  Funding of retiree benefit trust                                      (30)
  Dividends from affiliate                                                5
  Other investing activities                                (7)           6
  Net cash used in investing activities                    (58)      (1,916)
Financing Activities
  Borrowings under lines of credit                         150        1,800
  Repayment of borrowings under lines of credit           (171)        (200)
  Principal payments of long-term debt                     (71)          (3)
  Proceeds from issuance of stock                            2            5
  Dividends paid                                           (39)         (39)
  Net cash provided by (used in)
    financing activities                                  (129)       1,563
Increase(decrease) in cash and cash equivalents            (14)           1
Cash and cash equivalents balance at
  beginning of period                                       17          100
Cash and cash equivalents balance
  at end of period                                     $     3      $   101


                                                   Six months ended June 30
$ in millions                                             1995         1994

Reconciliation of Net Income to Net Cash
    Provided by Operating Activities
Net income                                             $   133     $    117
Adjustments to reconcile net income
    to net cash provided
    Depreciation                                           115          105
    Amortization of intangible assets                       28           13
    Loss(gain) on disposals of property,
      plant and equipment                                   (3)           8
    Noncash retiree benefits                               (51)         (25)
    Amortization of deferred gain on
       sale/leaseback                                       (2)          (1)
    Decrease(increase) in
      Accounts receivable                                   55          676
      Inventoried costs                                    116         (587)
      Prepaid expenses                                      24          (12)
    Increase(decrease) in
      Progress payments                                    (75)         163
      Accounts payable and accruals                       (108)        (109)
      Provisions for contract losses                      (117)         (33)
      Income taxes                                          56           44
    Other noncash transactions                               2           (5)
Net cash provided by operating activities              $   173     $    354


Noncash Investing and Financing Activites:
Purchase of Grumman Corporation
    Fair value of assets acquired                                  $  3,530
    Cash paid                                                        (2,128)
    Liabilities assumed                                            $  1,402


                              Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY








                                                   Six months ended June 30

$ in millions                                             1995         1994

Paid-in Capital:
At beginning of year                                    $  265       $  256
Employee stock awards and options exercised,
   net of forfeitures                                        2            5
                                                        $  267       $  261

Retained Earnings:
At beginning of year                                    $1,026       $1,070
Net income                                                 133          117
Cash dividends                                             (39)         (39)
                                                        $1,120       $1,148

Unvested Employee Restricted Award Shares:
At beginning of year                                    $   (1)      $   (2)
Amortization                                                              1
                                                        $   (1)      $   (1)
Unfunded pension losses, net of taxes                   $            $   (2)









                                 Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION

                                          Three months ended  Six months ended
                                                     June 30           June 30

$ in millions                                 1995      1994     1995     1994
Net Sales:
Military and Commercial Aircraft            $1,164   $ 1,118  $ 2,191  $ 2,092
Electronics and Systems Integration            545       403    1,003      563
Data Systems and Other Services                 93       108      231      128
Missiles and Unmanned Vehicle Systems           32       108       93      196
Intersegment sales                             (75)      (51)    (142)     (75)
                                            $1,759   $ 1,686  $ 3,376  $ 2,904
Operating Profit:
Military and Commercial Aircraft            $  127   $   118  $   217  $   196
Electronics and Systems Integration             47        31       75       47
Data Systems and Other Services                  3         3        8        4
Missiles and Unmanned Vehicle Systems            1         3        4        6
Total operating profit                         178       155      304      253

Adjustments to reconcile
operating profit to operating margin:

Other income included above                      4        (8)               (9)
State and local income taxes                    (7)      (12)     (14)     (15)
General corporate expenses                     (30)      (33)     (57)     (56)
Retiree benefit cost included
  in contract costs                             42        36       89       41
Retiree benefit cost                           (20)      (12)     (38)      (7)
Operating margin                            $  167    $  126  $   284  $   207

Contract Acquisitions:
Military and Commercial Aircraft            $  552    $2,619  $   651  $ 5,749
Electronics and Systems Integration            584     1,946    1,537    2,087
Data Systems and Other Services                125       249      207      259
Missiles and Unmanned Vehicle Systems            6        91     (139)     153
Intersegment acquisitions                      (72)     (101)    (140)    (137)
                                            $1,195    $4,804  $ 2,116  $ 8,111
Funded Order Backlog:
Military and Commercial Aircraft                              $ 7,649  $ 9,307
Electronics and Systems Integration                             2,969    2,285
Data Systems and Other Services                                   206      174
Missiles and Unmanned Vehicle Systems                             143      484
Intersegment backlog                                              (54)    (124)
                                                              $10,913  $12,126




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








Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL CONDITION AND THE RESULTS OF ITS OPERATIONS.

Sales were 4 percent higher in the second quarter of 1995 versus the second quarter of 1994.  Sales rose 16 percent in the first six months of 1995 when compared to the first half of 1994.
Comparative results do not include operating results of acquired companies prior to acquisition (Grumman Corporation - April 1994 and Vought Aircraft Company (VAC) - August 1994).
     Military and commercial aircraft (MCA) segment sales
increased in the second quarter and first half of 1995 versus comparable periods of 1994 because of higher revenues on the
F/A-18, Boeing jetliners, C-17 military transport aircraft and various other programs associated with the VAC acquisition in
1994.  The increases more than offset the lower overall revenue on the B-2 program.
     Electronics and systems integration (ESI) segment sales
increased in the second quarter and first six months of 1995 as compared to the same periods of 1994 as a result of higher
revenues recorded on the E-8 Joint STARS and E-2 Hawkeye
programs.
     The sales increase in the data systems and other services
segment in the first six months of 1995 versus the first half of last year is principally due to the programs acquired in
connection with the Grumman Corporation acquisition.
     Lower sales in the missiles and unmanned vehicle system
segment resulted from the cancellation of the Tri-Service
Standoff Attack Missile (TSSAM) program in February 1995.
     Sales by major program and units delivered were as shown in the following table:
                                        Three months            Six months
$ in millions                       1995        1994       1995       1994
B-2                               $  518         597     $  974     $1,271
F/A-18 C/D                           104          69        166        149
F/A-18 E/F                           109         130        228        237
Boeing Jetliners                     157          97        297        197
E-2                                  183          89        243         89
ECM                                   78          81        153        173
E-8 Joint STARS                      139         114        285        114
Data Systems and Other Services       93         108        231        128
TSSAM                                 16          87         60        154
C-17                                  72           5        139          5
BAT                                   18          21         37         42
All Other                            272         288        563        345
                                  $1,759      $1,686     $3,376     $2,904

Units
                                        Three months            Six months
                                    1995        1994       1995       1994
F/A-18 C/D                            15          10         23         22
747 Fuselage                           7           9         13         18
B-2                                    1                      2

     The amount and rate of operating margin earned on sales during the second quarter and first half of 1995 increased as compared with the same periods in 1994. Operating profit in the MCA segment benefited from a net $34 million in cumulative operating margin adjustments recorded in the second quarter of 1995. Positive adjustments on the B-2 stealth bomber and C-17 military transport programs were partially offset by a downward adjustment on the Boeing 747 jetliner program. The 747 adjustment reflected cost increases related to the stretch out of the current production contract, which is now scheduled to conclude in the summer of 1996. The B-2 adjustment was made as a result of negotiated contract adjustments and a revised estimate of the overall operating margin expected to be earned on the B-2 production contract. The positive adjustment on the C-17 reflected improved operating performance on this program. This year's first six months also benefited from the delivery of two B-2s, versus none in the first half of 1994, and an increase in F/A-18 C/D deliveries. The MCA results for the first six months of 1995 were impacted by $8 million of company sponsored research and development expenditures, primarily incurred on commercial aerostructures, and a $4 million charge in the first quarter as a result of an arbitration ruling related to the F/A-18. The ESI segment operating profit increased principally as a result of higher sales recorded on the E-8 Joint STARS and E-2 Hawkeye programs.
     Other income was lower in the first half of 1995 compared to the same period of last year as the first six months of 1994 included $10 million of nonrecurring royalty and dividend income.
     Interest expense for the second quarter of 1995 was $3 million higher than the corresponding quarter in 1994. Interest expense for the first six months of 1995 was $32 million higher than the first half of 1994 following the $800 million increase in average debt outstanding between the two years' first halves and a slightly higher rate of interest incurred on borrowed funds in 1995.
     The company's effective federal income tax rate was 38.4 percent for the first six months of 1995 versus 36.8 percent for the comparable period in 1994. The change in the 1995 rate was caused by an increase in the amount of expenses not deductible for income taxes, primarily the amortization of goodwill which began in the second quarter of 1994 as a result of the acquisition of Grumman Corporation.
     During the first half of 1995, $173 million of cash was generated from operations versus $354 million in last years first six months and was more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility will continue to be provided by cash flow generated from operating activities, supplemented by the borrowing capacity available under its $800 million revolving credit agreement and other short-term credit facilities.


Part II   OTHER INFORMATION
Item 1.   Legal Proceedings

Walsh, et al. v. Northrop Grumman Corporation

The Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 updated the discussion of this matter in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. This litigation is being defended vigorously and the Company does not expect it to have a material adverse effect on the Company's financial condition.

U.S. Government Investigation

On May 3, 1995 federal agents executed search warrants at the Military Aircraft Division facilities in Hawthorne and El Segundo, California. Since that time, the Company has learned that the United States Attorney for the Central District of California is conducting a Grand Jury investigation of the F/A 18 and Targets Programs at the Military Aircraft Division. Although the Government has declined to inform the Company of the details of the investigation, it has confirmed that there are no issues regarding flight safety.

Item 4.  Submission of Matters to a Vote of Security Holders

  (a) Annual Meeting --

      The annual meeting of stockholders of stockholders of Northrop Corporation was held on May 17, 1995.

  (b) Election of Directors --

      The Following Class I Director nominees were elected at the annual meeting:

      Jack R. Borsting
      Aulana L. Peters
      Richard M. Rosenberg
      Wallace C. Solberg
      Richard J. Stegemeier

      The Directors whose term of office continues are:

      John T. Chain, Jr.
      Jack Edwards
      Barbara C. Jordan
      Kent Kresa
      John E. Robson
      William F. Schmied
      John Brooks Slaughter
      Brent Scowcroft



                              II-1

  (c) The matters voted upon at the meeting and the results of each vote are as follows:

For Directors             Votes         Votes       Shares
                           For         Withheld    Abstaining
Jack R. Borsting       43,393,776       687,832       -
Aulana L. Peters       43,099,865       981,743       -
Richard M. Rosenberg   43,330,192       751,416       -
Wallace C. Solberg     43,295,620       785,988       -
Richard J. Stegemeier  43,386,901       694,707       -

                          Votes          Votes       Shares
                           For          Against    Abstaining
Ratification of the
appointment of Deloitte
& Touche LLP as the
Company's independent
auditors                43,555,691      287,794       238,123

Approval of the Northrop
Grumman 1995 Stock Option
Plan for Non-Employee
Directors               36,633,181    6,869,554       578,873

Amendments to the
Northrop Grumman 1993
Long-Term Incentive
Stock Plan              36,176,646    7,504,734       400,228


There were no Broker Non-Votes with respect to any of the proposals at the 1995 Annual Meeting.




                              II-2

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11.    Statement re Computation of Per Share Earnings
          Exhibit 27.    Financial Data Schedule

          (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1995.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Northrop Grumman Corporation (Registrant)




Date: July 28, 1995                 by/s/Nelson F. Gibbs
                                    Nelson F. Gibbs
                                    Vice President and Controller


Date: July 28, 1995                 by/s/James C. Johnson
                                    James C. Johnson
                                    Vice President and Secretary







                              II-3


          Northrop Grumman Corporation and Subsidiaries

                           EXHIBIT 11
         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                (in thousands, except per share)


                                  Three months ended         Six months ended
                                             June 30                  June 30
Primary:                          1995          1994         1995        1994

Average shares outstanding       49,350       49,138        49,309     49,094
Common stock equivalents          1,057          649           945        692
     Totals                      50,407       49,787        50,254     49,786
Net income                      $78,408      $65,535      $132,530   $117,178
Earnings per share(1)           $  1.56      $  1.32      $   2.64   $   2.35



Fully diluted:

Average shares outstanding       49,350       49,138        49,309     49,094
Common stock equivalents          1,092          736         1,092        746
     Totals                      50,442       49,874        50,401     49,840
Net income                      $78,408      $65,535      $132,530   $117,178
Earnings per share(1)           $  1.55      $  1.31      $   2.63   $   2.35

_________

(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%.