Form 10-Q
period 1995-09-30
NORTHROP GRUMMAN CORP
filed 1995-11-03
CIK 72945

PAGE 1

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                  or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to______________________

For Quarter Ended September 30, 1995
Commission File Number 1-3229

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

Common Stock outstanding as of October 19, 1995        49,416,405 shares


                                Northrop Grumman Corporation and Subsidiaries
Part I. Financial Information
Item 1. Financial Statements



               CONSOLIDATED CONDENSED STATEMENTS OF INCOME




                                      Three months ended  Nine months ended
                                            September 30       September 30
                                          1995      1994     1995      1994
$ in millions, except per share

Net Sales                               $1,630    $1,927   $5,006    $4,831
Cost of sales
  Operating costs                        1,269     1,561    3,928     3,939
  Administrative and general expenses      230       267      663       586
Operating margin                           131        99      415       306
Other, net                                   5        (2)       7        14
Interest expense                           (36)      (35)    (106)      (73)
Income before income taxes                 100        62      316       247
Federal and foreign income taxes            39        23      122        91
Net income                              $   61    $   39   $  194    $  156

Weighted average shares outstanding,
  in millions                             49.4      49.2     49.3      49.1
Earnings per share                      $ 1.25    $  .79   $ 3.93    $ 3.17
Dividends per share                     $  .40    $  .40   $ 1.20    $ 1.20




                               Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                  September 30  December 31
$ in millions                                             1995         1994

Assets:
Cash and cash equivalents                              $    32      $    17
Accounts receivable, net of progress payments
   of $2,314 in 1995 and $2,532 in 1994                  1,248        1,202
Inventoried costs, net of progress payments
   of $506 in 1995 and $611 in 1994                        922        1,043
Refundable federal income taxes                             41           84
Deferred income taxes                                       36           38
Prepaid expenses                                            92           47
Total current assets                                     2,371        2,431


Property, plant and equipment                            3,033        3,146
Accumulated depreciation                                (1,756)      (1,768)
                                                         1,277        1,378

Goodwill, net of accumulated amortization of $55
   in 1995 and $27 in 1994                               1,412        1,359
Other purchased intangibles, net of accumulated
   amortization of $30 in 1995 and $15 in 1994             361          376
Deferred income taxes                                      236          203
Prepaid pension cost, intangible
   pension asset and benefit trust fund                     95          222
Investments in and advances to
   affiliates and sundry assets                             50           78
                                                         2,154        2,238
                                                       $ 5,802       $6,047




                              Northrop Grumman Corporation and Subsidiaries

                                                  September 30  December 31
$ in millions                                             1995         1994

Liabilities and Shareholders' Equity:
Notes payable to banks                                 $    62       $  171
Current portion of long-term debt                          251          130
Trade accounts payable                                     339          396
Accrued employees' compensation                            224          228
Advances on contracts                                      106          184
Income taxes payable, including deferred
    income taxes of $492 in 1995 and $413 in 1994          510          468
Other current liabilities                                  376          387
Total current liabilities                                1,868        1,964
Long-term debt                                           1,433        1,633
Accrued retiree benefits                                 1,011        1,070
Other long-term obligations                                 27           54
Deferred gain on sale/leaseback                             17           20
Deferred income taxes                                       17           16
Paid-in capital
      Preferred stock, 10,000,000 shares
           authorized and none issued
      Common stock, 200,000,000 shares
           authorized; issued and outstanding:
           1995 -- 49,414,352; 1994 -- 49,241,642          269          265
Retained earnings                                        1,161        1,026
Unvested employee restricted award shares                  (1)           (1)
                                                        1,429         1,290
                                                      $ 5,802        $6,047


                               Northrop Grumman Corporation and Subsidiaries

                                              Nine months ended September 30
$ in millions                                              1995         1994

Operating Activities
    Sources of Cash
        Cash received from customers
           Progress payments                            $ 1,708     $ 2,092
           Other collections                              3,195       3,433
        Income tax refunds received                           7
        Other cash receipts                                  10          15
        Cash provided by operating activities             4,920       5,540
    Uses of Cash
        Cash paid to suppliers and employees              4,460       4,999
        Interest paid                                       102          64
        Income taxes paid                                    48          76
        Other cash payments                                   3           8
        Cash used in operating activities                 4,613       5,147
    Net cash provided by operating activities               307         393
Investing Activities
    Payment for purchase, net of cash acquired, of
       Grumman Corporation                                           (1,841)
       Vought Aircraft Company                                          (12)
    Additions to property, plant and equipment              (97)        (99)
    Proceeds from sale of property, plant and equipment      31          11
    Proceeds from sale of affiliates                         29
    Funding of retiree benefit trust                                    (31)
    Dividend from affiliate                                               5
    Other investing activities                              (20)         13
    Net cash used in investing activities                   (57)     (1,954)
Financing Activities
    Borrowings under lines of credit                        150       2,223
    Repayment of borrowings under lines of credit          (259)       (500)
    Principal payments of long-term debt                    (70)       (195)
    Proceeds from issuance of stock                           3           6
    Dividends paid                                          (59)        (59)
    Net cash provided by (used in) financing activities    (235)      1,475
Increase(decrease) in cash and cash equivalents              15         (86)
Cash and cash equivalents balance at beginning of period     17         100
Cash and cash equivalents balance at end of period      $    32      $   14


                              Northrop Grumman Corporation and Subsidiaries


                                             Nine months ended September 30
$ in millions                                              1995        1994

Reconciliation of Net Income to Net Cash
     Provided by Operating Activities:
Net income                                             $    194    $    156
Adjustments to reconcile net income
     to net cash provided
     Depreciation                                           165         175
     Amortization of intangible assets                       43          26
     Loss(gain) on disposals of property,
       plant and equipment                                   (6)         14
     Noncash retiree benefits                               (43)        (18)
     Amortization of deferred gain on sale/leaseback         (3)         (2)
     Decrease(increase) in
          Accounts receivable                               244         445
          Inventoried costs                                 200        (471)
          Prepaid expenses                                  135         (23)
          Refundable income taxes                            43
     Increase(decrease) in
          Progress payments                                (323)        276
          Accounts payable and accruals                    (273)       (144)
          Provisions for contract losses                   (132)        (81)
          Income taxes                                       63          45
     Other noncash transactions                                          (5)
Net cash provided by operating activities              $    307    $    393

Noncash Investing and Financing Activites:
Purchase of Grumman Corporation
     Fair value of assets acquired                                  $ 3,508
     Cash paid                                                       (2,128)
     Liabilities assumed                                            $ 1,380

Purchase of Vought Aircraft Company
     Fair value of assets acquired
       (less $45 invested in VAC in 1992)                           $   711
     Cash paid                                                         (130)
     Liabilities assumed                                            $   581



                              Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY
                                             Nine months ended September 30

$ in millions                                              1995        1994

Paid-in Capital:
At beginning of year                                     $  265      $  256
Employee stock awards and options exercised,
   net of forfeitures                                         4           5
                                                         $  269      $  261

Retained Earnings:
At beginning of year                                     $1,026      $1,070
Net income                                                  194         156
Cash dividends                                              (59)        (59)
                                                         $1,161     $ 1,167

Unvested Employee Restricted Award Shares:
At beginning of year                                     $   (1)    $    (2)
Amortization                                                              1
                                                         $   (1)    $    (1)
Unfunded pension losses, net of taxes                    $          $    (2)











                              Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION
                                     Three months ended   Nine months ended
                                           September 30        September 30
$ in millions                             1995     1994      1995      1994
Net Sales:
Military and Commercial Aircraft      $ 1,091   $ 1,320   $ 3,282   $ 3,412
Electronics and Systems Integration       485       484     1,488     1,047
Data Systems and Other Services           100        94       331       222
Missiles and Unmanned Vehicle Systems      36        68       129       264
Intersegment sales                        (82)      (39)     (224)     (114)
                                      $ 1,630   $ 1,927   $ 5,006   $ 4,831
Operating Profit:
Military and Commercial Aircraft      $   131   $   121   $   348   $   317
Electronics and Systems Integration        42        40       117        87
Data Systems and Other Services             4         4        12         8
Missiles and Unmanned Vehicle Systems      (3)      (20)        1       (14)
Total operating profit                    174       145       478       398

Adjustments to reconcile
operating profit to operating margin:

Other income included above                (1)       (2)       (1)      (11)
State and local income taxes              (13)      (14)      (27)      (29)
General corporate expenses                (21)      (28)      (78)      (84)
Retiree benefit cost included in
   contract costs                          11         6       100        17
Retiree benefit cost                      (19)       (8)      (57)       15
Operating margin                      $   131    $   99   $   415   $   306

Contract Acquisitions:
Military and Commercial Aircraft      $   877   $ 1,528   $ 1,528   $ 7,277
Electronics and Systems Integration       628       507     2,165     2,594
Data Systems and Other Services            94       144       301       403
Missiles and Unmanned Vehicle Systems      (4)        7      (143)      160
Intersegment acquisitions                 (66)      (21)     (206)     (158)
                                      $ 1,529   $ 2,165   $ 3,645   $10,276
Funded Order Backlog:
Military and Commercial Aircraft                          $ 7,435   $ 9,515
Electronics and Systems Integration                         3,112     2,308
Data Systems and Other Services                               200       224
Missiles and Unmanned Vehicle Systems                         103       423
Intersegment backlog                                          (38)     (106)
                                                          $10,812   $12,364

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


                            Northrop Grumman Corporation and Subsidiaries


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL CONDITION AND THE RESULTS OF ITS OPERATIONS.


     Sales for the third quarter of 1995 were 15 percent lower than last year's third quarter. Lower revenue in the military and commercial aircraft (MCA) and missiles and unmanned vehicle (MUVS) industry segments more than offset the small increases in the electronics and systems integration (ESI) and data systems and other services segments. The MCA sales decrease was a result of lower overall revenue on the B-2 program, C-17 military transport aircraft and Boeing jetliners.
     Sales increased 4 percent in the first nine months of 1995 versus the first nine months of 1994. Comparative results do not include operating results of acquired companies prior to acquisition (Grumman Corporation - April 1994 and Vought Aircraft Company (VAC)- August
1994).
     MCA segment sales for the first nine months of 1995 decreased versus the comparable period in 1994 as a result of lower overall revenue on the B-2 program, which more than offset higher revenues on the C-17 military transport aircraft, Boeing jetliners and various other programs associated with the VAC acquisition in 1994.
     ESI segment sales increased in the first nine months of 1995 as compared to the same period in 1994 as a result of higher revenues recorded on the E-8 Joint Stars and E-2 Hawkeye programs.
     Sales increased in the data systems and other services segment in the first nine months of 1995 versus the first nine months of 1994 principally due to the programs acquired in connection with the Grumman Corporation acquisition.
     Lower Sales in the MUVS segment in the third quarter and first nine months in 1995 as compared to the same periods in 1994 resulted from the cancellation of the Tri-Service Standoff Attack Missile (TSSAM) program in February 1995.




                             Northrop Grumman Corporation and Subsidiaries


Sales by major program and units delivered were as shown in the following table:

                                            Three months         Nine months
$ in millions                               1995    1994       1995     1994
B-2                                      $  478   $  629     $1,452   $1,900
F/A-18 C/D                                  127       84        293      233
F/A-18 E/F                                  101      133        329      370
Boeing Jetliners                            124      133        421      330
E-2                                         114      170        357      259
ECM                                          87       71        240      244
E-8 Joint STARS                             151      122        436      236
Data Systems and Other Services             100       94        331      222
TSSAM                                        18       66         78      220
C-17                                         56       62        195       67
BAT                                          25       21         62       63
All Other                                   249      342        812      687
                                         $1,630   $1,927     $5,006   $4,831


AIRCRAFT UNITS DELIVERED                    Three months         Nine months
                                           1995     1994       1995     1994
F/A-18 C/D                                   16       10         39       32
747 Fuselage                                  5        7         18       25
B-2                                           1        2          3        2

     The amount and rate of operating margin earned on sales increased in the third quarter and first nine months of 1995 as compared to the same period of 1994. Operating profit in the third quarter of 1995 increased in the MCA segment as a result of higher operating margin on the F/A-18 program (which included a margin rate increase on the F/A-18E/F), C-17 and Boeing jetliners, which more than offset a lower amount of operating margin on the B-2 stealth bomber program. The decrease in the B-2 was due to lower volume on all phases of the program and the delivery of one B-2 in the third quarter of 1995 versus two in the third quarter of 1994. The MCA results for the third quarter and first nine months of 1995 were impacted by $15 million and $23 million, respectively, for company sponsored research and development expenditures incurred on commercial aerostructures, and a $4 million charge in the first quarter as a result of an arbitration ruling related to the F/A-18. MCA operating profit for the first nine months of 1995 benefited from a net $34 million in cumulative operating margin adjustments recorded in the second quarter of 1995. Positive adjustments on the B-2 and C-17 programs were partially offset by a downward adjustment on the Boeing 747 jetliner programs This year's first nine months also benefited from the delivery of three B-2s, versus two in the comparable period of 1994. The ESI segment operating profit increased in the third quarter and first nine months of 1995 principally as a result of higher sales recorded on the E-8 Joint
STARS. Higher volume on the E-2 for the first nine months of 1995 also contributed to increased operating profit. Last year's third quarter
MUVS segment results included a $20 million loss provision for TSSAM.
The third quarter of 1995 results included a $3 million provision for unrecoverable inventories related to the company's line of aerial targets.

                             Northrop Grumman Corporation and Subsidiaries

     The company announced in September 1995 that it was merging three of the company's major retirement plans. As a result of this merger, net income for the third quarter of 1995 was approximately $10 million, or 20 cents per share, and the fourth quarter of 1995 is estimated to be approximately $5 million of net income, or 10 cents per share, lower than would have been reported had the plans not been merged.
     Other income was lower in the first nine months of 1995 compared to the same period of last year as 1994 included $10 million of nonrecurring royalty and dividend income recorded in the second quarter.
     Interest expense for the third quarter of 1995 was $1 million higher than the corresponding quarter of 1994. Interest expense for the first nine months of 1995 was $33 million higher than the first nine months of 1995 following the $500 million increase in average debt outstanding between the two years' first nine months and a slightly higher rate of interest incurred on borrowed funds in 1995.
     The company's effective federal income tax rate was 38.6 percent for the first nine months of 1994. The change in the 1995 rate was caused by an increase in the amount of expenses not deductible for income taxes, primarily the amortization of goodwill which began in the second quarter of 1994 as a result of the acquisition of Grumman Corporation.
     During the first nine months of 1995, $307 million of cash was generated from operations versus $393 million in last year's first three quarters and was more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility will continue to be provided by cash flow generated from operating activities, supplemented by the borrowing capacity available under its $800 million revolving credit agreement and other short-term credit facilities.





                             Northrop Grumman Corporation and Subsidiaries

Part II   OTHER INFORMATION
Item 1.   Legal Proceedings



Walsh, et al. v. Northrop Grumman Corporation

     The Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 updated the discussion of this matter in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In August, the Court granted the plaintiffs' motion for class certification. As previously stated, this litigation is being defended vigorously and the Company does not expect it to have a material adverse effect on the Company's financial condition.






                                 II-1

               Northrop Grumman Corporation and Subsidiaries

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11.    Statement re Computation of Per Share Earnings
          Exhibit 27.    Financial Data Schedule

          (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1995.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Northrop Grumman Corporation (Registrant)



Date: November 3, 1995                       by/s/Nelson F. Gibbs
                                             Nelson F. Gibbs
                                             Vice President and Controller


Date: November 3, 1995                       by/s/James C. Johnson
                                             James C. Johnson
                                             Vice President and Secretary

                                 II-2



                              Northrop Grumman Corporation and Subsidiaries

                              EXHIBIT 11
            STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                   (in thousands, except per share)


                                 Three months ended      Nine months ended
                                       September 30           September 30
Primary:                             1995      1994         1995      1994

Average shares outstanding         49,399    49,157       49,339    49,115
Common stock equivalents            1,265       811        1,052       732
     Totals                        50,664    49,968       50,391    49,847
Net income                        $61,606   $38,719     $194,136  $155,897
Earnings per share(1)             $  1.22   $   .77     $   3.85  $   3.13



Fully diluted:

Average shares outstanding         49,399    49,157       49,339    49,115
Common stock equivalents            1,322       879        1,322        79
     Totals                         50,72    50,036       50,661     9,994
Net income                        $61,606   $38,719     $194,136  $155,897
Earnings per share(1)             $  1.21   $   .77     $   3.83  $   3.12


(1)  This calculation was made in compliance with Item 601 of
     Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than
     3%