Form 10-K
period 1995-12-31
NORTHROP GRUMMAN CORP
filed 1996-02-22
CIK 72945

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1995
                                    or
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

As of February 12, 1996, 49,559, 670 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $3,270 million.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders.
Part III

NORTHROP GRUMMAN CORPORATION

                                  PART I


Item 1.  Business

     Northrop Corporation was incorporated in Delaware in 1985. Effective May 18, 1994, Northrop Corporation was renamed Northrop Grumman Corporation. Northrop Grumman is an advanced technology company operating in the aerospace industry. The company designs, develops and manufactures aircraft, aircraft subassemblies and electronic systems for military and commercial use and designs and develops, operates and supports computer systems for scientific and management information.
     Additional information required by this Item is contained in Part II
Item 7 of this Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION
Item 2.  Properties

     The major locations, general status of the company's interest in the property and identity of the industry segments which use the property described, are indicated in the following table.

          Location                                       Property Interest
    Arlington, Virginia (1) (5) (a)                                 Leased
    Benton, Pennsylvania (2) (b)                                    Leased
    *Bethpage, New York (1) (2) (3) (5) (a) (b) (c) (d)      Owned, Leased
    Bohemia, New York (3) (a)                                Owned, Leased
    Bridgeport, West Virginia (2) (a) (b)                    Owned, Leased
    Calverton, New York (2) (a) (b) (c) (d) (e)                      Owned
    Chandler, Arizona (1) (a) (b)                                    Owned
    Compton, California (1) (b) (c)                          Owned, Leased
    El Segundo, California (1) (4) (a) (b) (c) (d)           Owned, Leased
    Fairborn, Ohio (3) (a) (c)                                      Leased
    Fort Tejon, California (1) (d)                           Owned, Leased
    Gardena, California (1) (c)                                      Owned
    Glen Arm, Maryland (2) (b)                                       Owned
    Grand Prairie, Texas (1) (a) (b) (c) (d)                 Owned, Leased
    Great River, New York (2) (a) (b)                                Owned
    Hawthorne, California (1) (2) (4) (5) (a) (b) (c) (d)    Owned, Leased
    *Hicksville, New York  (2) (a) (d) (e)                           Owned
    Hondo, Texas (3) (e)                                            Leased
    Houston, Texas (3) (a)                                          Leased
    Irvine, California (2) (d)                                      Leased
    Kent, Washington (1) (c)                                        Leased
    Lake Charles, Louisiana (1) (a) (b) (c)                         Leased
    Lawton, Oklahoma (3) (a) (c)                             Owned, Leased
    Lexington, South Carolina (1) (a) (c)                    Owned, Leased
    Los Angeles, California (1) (2) (5) (a)                         Leased
    Mayfield, Pennsylvania (1) (b)                                   Owned
    Melbourne, Florida (2) (a) (b) (c) (e)                   Owned, Leased
    Milledgeville, Georgia (1) (b) (c) (e)                   Owned, Leased
    Mojave, California (1) (e)                               Owned, Leased
    Montebello, California (1) (c)                                  Leased
    Montgomery, Pennsylvania (1) (b)                                 Owned


NORTHROP GRUMMAN CORPORATION

    New Town, North Dakota (2) (b) (c)                       Owned, Leased
    Newbury Park, California (5) (a) (b) (c) (d)                     Owned
    Norwood, Massachusetts (5) (b) (c) (e)                   Owned, Leased
    Palatine, Illinois (2) (c)                                      Leased
    Palmdale, California (1) (a) (b) (c) (d) (e)             Owned, Leased
    Perry, Georgia (1) (4) (a) (b ) (c)                              Owned
    Pico Rivera, California (1) (a) (b) (c) (d)              Owned, Leased
    Portsmouth, Rhode Island (1) (b) (e)                     Owned, Leased
    Rolling Meadows, Illinois (2) (a)                        Owned, Leased
    Sherman, Texas (1) (b)                                           Owned
    St. Augustine, Florida (1) (a) (b) (c) (e)               Owned, Leased
    Stuart, Florida (1) (b) (c)                                     Leased
    Sturgis, Michigan (1) (a) (b) (c)                        Owned, Leased
    Torrance, California (1) (b) (c)                         Owned, Leased
    Tulare, California (1) (b)                                       Owned
    Warner Robins, Georgia (2) (3) (a)                       Owned, Leased
    Warren, Michigan (1) (b)                                        Leased







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

Following each described property are letters indicating the types of facilities located at each location:

        (a)  office
        (b)  manufacturing
        (c)  warehouse
        (d)  research and testing
        (e)  other

     Government-owned facilities used or administered by the company consist of 10.2 million square feet at various locations across the United States.
     The company believes its properties are well-maintained and in good operating condition. Under present business conditions and the company's volume of business, productive capacity is currently in excess of requirements.


NORTHROP GRUMMAN CORPORATION

Item 3.  Legal Proceedings


False Claims Act Litigation

     On June 9, 1987, a Complaint, entitled U.S. ex rel, David Peterson and Jeff Kroll v. Northrop Corporation, was filed in the U.S. District Court for the Central District of California alleging violations by the Company of the False Claims Act in connection with the operation of petty cash funds, inspection, testing, and pricing for the MX Peacekeeper Missile program. On September 1, 1989, the government intervened and reduced the scope of the lawsuit by filing an amended complaint. The amended complaint does not completely specify the total amount being sought but, rather, seeks damages in excess of $1.2 million. On May 7, 1990, the Court ruled that the original plaintiffs may proceed with portions of the lawsuit that the government declined to include in the amended complaint. In 1994, the court granted summary judgment for the Company on the government's fraud allegations related to petty cash, integrated test stations, extended work week and experimental change orders. Trial on the remaining allegations is scheduled for March 1996.
     In addition, the Company is a party to a number of civil actions brought by private parties alleging violation of the False Claims Act in which the government has declined to intervene. These actions, which have been previously reported, relate to the MX Peacekeeper Missile, the Air Launched Cruise Missile and the Advanced Technology Bomber (B-2) programs. In a number of these actions, plaintiffs also allege employment related claims including claims of wrongful termination. Damages sought include claims for compensatory and punitive damages. A number of these civil actions were initially reported when it was unclear what position, if any, the government would take in the litigation. In light of the government's decision not to intervene or otherwise pursue the litigation, as well as the amounts involved, the cases will not be individually reported.
Further, the Company learns from time to time that it has been named as a defendant in lawsuits which are filed under seal pursuant to the False Claims Act. Since these matters remain under seal, the Company does not possess sufficient information to accurately report on the particular allegations.

Walsh, et al. v. Northrop Grumman Corporation

     In November 1994, a class action complaint was filed against Northrop Grumman Corporation, Grumman Corporation, Renso Caporali, Howard J. Dunn,
Jr., Robert Denien and Robert E. Foster in the U.S. District Court for the Eastern District of New York, Case No. CV 94-5105 (Platt C.J.). A first amended complaint was filed on November 29, 1994 alleging that Grumman Corporation's March 8 and April 4, 1994 Form 14D-9 filings with the
Securities and Exchange Commission incorporated a statement concerning the Grumman Severance Plan which violated Sections 10(b) and 14(e) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 of the Rules and Regulations under the Act. The complaint also contains a cause of action for equitable estoppel based upon the same statement and plaintiffs' alleged reliance thereon. The complaint also alleges that the trustees of Grumman's Investment Plan violated their fiduciary obligations by voting the Plan's shares in favor of the merger without consulting the class members. The complaint seeks an order enjoining the defendants from amending or discontinuing the Severance Plan for a period of thirty (30) months from the date of the merger and an order mandating that defendants permit class members who have accepted voluntary termination with severance pay to rescind their elections. On December 8, 1994 the court denied plaintiffs' application for a preliminary injunction but declined to dismiss the action. On April 7, 1995 the court granted plaintiffs' motion to amend their complaint to add a claim for damages based on post-acquisition changes to Grumman benefit plans. In July 1995, the court certified a class of plaintiffs consisting of all employees who, at the time of the tender offer, were Grumman employees, owned Grumman stock either directly or beneficially through the Employee Investment Plan, and were injured as a result of defendants conduct. Absent dispositive motions, this matter will proceed to trial in late 1996 or early 1997. The defendants intend to vigorously defend this litigation and the Company does not expect this matter to have a material adverse effect on its financial condition.

U.S. Government Investigation

     The Company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other Federal laws, or are considered not to be responsible contractors may be suspended or debarred from, government contracting for some period of time. Such convictions could also result in fines. Given the Company's dependence on government contracting, suspension or debarment could have a material adverse effect on the Company.
     On May 3, 1995 federal agents executed search warrants at the Military Aircraft Division facilities in Hawthorne and El Segundo, California.
Since that time, the Company has learned that the United States Attorney for the Central District of California is conducting a Grand Jury investigation of the F/A-18 and Targets Programs at the Military Aircraft Division. Although the Government has declined to inform the Company of the details of the investigation, it has confirmed that there are no issues regarding flight safety.



NORTHROP GRUMMAN CORPORATION

Executive Officers of the Registrant


     The following individuals were the elected officers of the company as of February 1996:



                                                                                      Business Experience
Name                            Age    Office Held                    Since               Last Five Years


Kent Kresa                       57   Chairman, President & CEO       1990     President and Chief Executive Officer.

Herbert W. Anderson              56   Corporate Vice President        1995     Vice President and Deputy
                                      and General Manager,                     General Manager, Data
                                      Data Systems & Services                  Systems and Services Division
                                                                               Division; Prior to 1994,
                                                                               Vice President and Center General Manager
                                                                               of Northrop Information Services
                                                                               Center; Prior to 1991, Vice President
                                                                               Information Resource Management, B-2
                                                                               Program

Ralph D. Crosby, Jr.             48   Corporate Vice President        1996     Corporate Vice President
                                      and Deputy General Manager,              and General Manager,
                                      Military Aircraft Systems                B-2 Division; Prior to
                                      Division                                 1994, Vice President
                                                                               Business and Advanced
                                                                               Systems Development at
                                                                               B-2 Division; Prior to
                                                                               1992, Vice President
                                                                               Business Development and
                                                                               Administration; Prior to
                                                                               1991, Vice President
                                                                               and Manager of Northrop
                                                                               Washington Office.

Marvin Elkin                     59   Corporate Vice President        1994     Corporate Vice President
                                      and Chief Human Resources                Administration and
                                      and Administrative Officer               Services; prior to 1991
                                                                               Vice President, Materiel
                                                                               and Services

Nelson F. Gibbs                  58   Corporate Vice President        1992     Vice President
                                      and Controller                           and Controller; Prior
                                                                               to 1991, Partner, Deloitte
                                                                               & Touche LLP

John E. Harrison                 60   Corporate Vice President        1994     Senior Vice President
                                      and General Manager,                     and General Manager,
                                      Electronics and Systems                  Electronics Programs,
                                      Integration Division                     Aerospace and Electronics
                                                                               Group, Grumman Corporation;
                                                                               Prior to 1992, President,
                                                                               Electronics Division,
                                                                               Grumman Corporation

Robert W. Helm                   44   Corporate Vice                  1994     Vice President,
                                      President, Government                    Legislative Affairs
                                      Relations

James C. Johnson                 43   Corporate Vice                  1995     Senior Corporate Counsel;
                                      President and Secretary                  Prior to 1992, Senior Counsel

Charles L. Jones, Jr.            54   Corporate Vice                  1992     Vice
                                      President, Quality                       President, Quality
                                      Operations                               Operations; Prior to 1991
                                                                               Vice President and Manager
                                                                               Operations, Electronics
                                                                               Division

Richard R. Molleur               63   Corporate Vice President        1991     Senior Vice President and
                                      and General Counsel                      General Counsel; Prior to
                                                                               1991, Partner, Winston & Strawn

Albert F. Myers                  50   Corporate Vice President        1994     Vice President, Business
                                      and Treasurer                            Strategy; Prior to 1992,
                                                                               Vice President, Test
                                                                               Operations at B-2 Division

James G. Roche                   56   Corporate Vice President        1993     Corporate Vice President
                                      and Chief Advanced                       Advanced Development and
                                      Development, Planning,                   Planning Officer; Prior to
                                      and Public Affairs Officer               1992 Vice President,
                                                                               Advanced Development and
                                                                               Planning; Prior to 1991,
                                                                               Vice President and Special
                                                                               Assistant to the Chairman,
                                                                               President and CEO

Wallace G. Solberg               64   Corporate Vice President        1996     Corporate Vice President
                                      and General Manager,                     and General Manager,
                                      Military Aircraft Systems                Military Aircraft Division;
                                      Division                                 Prior to 1994, Corporate
                                                                               Vice President and General
                                                                               Manager-Aircraft Division;
                                                                               Prior to 1991, Vice
                                                                               President and General
                                                                               Manager, Electronics
                                                                               Systems Division

Richard B. Waugh, Jr.            52   Corporate Vice President        1993     Vice President, Taxes,
                                      and Chief Financial Officer              Risk Management and
                                                                               Business Analysis

Gordon L. Williams               63   Corporate Vice President        1994     President & CEO, Vought
                                      and General Manager,                     Aircraft Company; Prior to
                                      Commercial Aircraft Division             1992, President, Aircraft
                                                                               Division, LTV Aerospace &
                                                                               Defense

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

Item 6.  Selected Financial Data
     The information required by this Item is contained in Part II, Item 7 of this Annual Report on
 Form 10-K.

NORTHROP GRUMMAN CORPORATION


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Business Conditions
Northrop Grumman's industry segments - military and commercial aircraft, electronics and systems integration, data systems and other services, and missiles and unmanned vehicle systems (MUVS) - are each a factor in the broadly defined aerospace industry. While Northrop Grumman is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the aerospace industry and by certain elements peculiar to its own business mix.
     In the second quarter of 1994 the company purchased the outstanding common stock of Grumman Corporation (Grumman) for $2.1 billion. Northrop Corporation was renamed Northrop Grumman Corporation effective May 18, 1994. In August 1994 the company purchased the remaining 51 percent interest in Vought Aircraft Company (Vought) for $130 million. The company had purchased a 49 percent interest in Vought in 1992. As a result of these acquisitions the company reorganized, effective January 1, 1995, into five operating divisions - B-2 Division, Military Aircraft Division, Commercial Aircraft Division(CAD), Electronics and Systems Integration Division(ESID) and the Data Systems and Services Division(DSSD). To further strengthen and streamline operations, the B-2 and Military Aircraft Divisions were combined, effective January 1, 1996. The combined division has been designated the Military Aircraft Systems Division (MASD).
     Northrop Grumman is one of the major companies that compete for the relatively small number of large, long-term programs that characterize both the defense and commercial segments of the aerospace business. It is common in the aerospace industry for work on major programs to be shared between a number of companies. A company competing to be a prime contractor can turn out to be a subcontractor. It is not uncommon to compete with customers, and to simultaneously be both a supplier to and customer of a given competitor. Boeing, Lockheed Martin and McDonnell Douglas are the largest companies in the aerospace industry at this time. Northrop Grumman also competes against many other companies for a number of large and smaller programs, notably in the electronics and systems integration areas. Competition is intense, yet the nature of major aerospace programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity unknown in many industries. Thus, intense competition and long operating cycles are both characteristic of the industry's - and Northrop Grumman's - business.
     The B-2 bomber, for which the company is the prime contractor, is Northrop Grumman's largest program. The MASD headquartered in El Segundo, California is responsible for final assembly of the B-2's airframe and systems integration (in Palmdale, California), and the manufacture of the fuselage and parts of the B-2's navigation and electronic warfare/situation awareness system. Major subcontractors include Boeing, which makes the aft center section, outboard wing sections, landing gear and fuel system, and GM Hughes, which produces the radar systems. The Air Force currently plans to operate two B-2 bomber squadrons of eight aircraft each with an additional four aircraft available to fill in for those in depot for periodic maintenance.

NORTHROP GRUMMAN CORPORATION



     The MASD is also the principal subcontractor on the McDonnell Douglas F/A-18 program. The F/A-18 is a fighter/ground-attack aircraft that can carry either one or two crew members. It is principally deployed by the U.S. Navy on aircraft carriers, but several other nations have purchased the aircraft and use it as a land-based combat aircraft. The company builds approximately 40 percent of the aircraft including the center and aft fuselage sections and vertical tails. Of the versions of the F/A-18 currently in production, the C is a single-seat combat aircraft that was first delivered to the Navy in 1987 and the D is a two-seat version principally used for training. The F/A-18E/F is an enhanced version currently under development for the U.S. Navy as its next generation multi-mission aircraft.
     MASD also produces aerial targets, principally the BQM-74/Chukar. The BQM-74 series has been in production since the 1960s. It is used by the Navy for air defense training, gunnery practice and weapon system evaluation. The company builds the airframe and the electronics that are used to guide the drone with the drone's engine being produced by Williams International.
     The CAD manufactures portions of the Boeing 747, 757, 767 and 777 jetliners, the Gulfstream IV and V business jets, and the McDonnell Douglas C-17. Northrop Grumman has been a principal airframe subcontractor for the Boeing 747 jetliner since the program began in 1966. The company produces the fuselage and aft body section for the 747 as well as cargo and passenger doors, the vertical and horizontal body stabilizers, floor beams and smaller structural components. The majority of the Boeing jetliner work is performed at CAD's primary production sites in Hawthorne, California; Grand Prairie, Texas; and Stuart, Florida. CAD manufactures engine nacelles for the Gulfstream IV and other business jets and recently initiated production of the wings for Gulfstream's newest business jet, the Gulfstream V. CAD also produces the empennage, engine nacelles and control surfaces for the McDonnell Douglas C-17 program, the U.S. Air Force's most advanced airlifter, at various locations. The work performed on the C-17, Gulfstream IV and V, 757, 767, 777 and some of the components of the 747 were added as a result of the Grumman and Vought acquisitions.
     The Northrop Grumman designed and built all-weather E-2C Hawkeye Airborne Early Warning Command and Control aircraft has been in active service with the U.S. Navy since 1973 and is also employed by the air forces of five other nations. The E-2C is produced by the company's ESID.
     ECM denotes electronic countermeasures equipment manufactured by the ESID. The largest program in this business area is the AN/ALQ-135, which is an internally mounted radar jammer deployed on F-15 fighter aircraft as part of that aircraft's Tactical Electronic Warfare System. The AN/ALQ-162 Shadowbox is a jammer built specifically to counter continuous wave radars. The AN/ALQ-162 has been installed on the AV-8B and certain foreign F/A-18 aircraft. It is also being deployed on U.S. Army helicopters and special mission aircraft and it has been sold to the air forces of three other nations.
     ESID also produces the E-8 Joint Surveillance Target Attack Radar System (Joint STARS). Joint STARS detects, locates, classifies, tracks and targets potentially hostile ground movement in all weather. It is designed to operate around the clock, in constant communication through secure data links with air force command posts, army mobile ground stations or centers of military analysis far from the point of conflict. The Joint STARS platform is a remanufactured Boeing 707-300 airframe. The 707 is remanufactured at Northrop Grumman's Lake Charles, Louisiana site. Final installation of electronics and testing are performed at the ESID integration and test facility in Melbourne, Florida.


NORTHROP GRUMMAN CORPORATION



     The ESID, as the prime contractor to the U.S. Army, is developing a "brilliant" anti-armor submunition, designated as BAT, with production scheduled to commence in 1998. BAT is a three foot long, 44 pound, wide-area-attack submunition that will be used to disable and destroy armored vehicles and trucks. BATs are meant to be carried and dispensed by a larger missile. BATs are designed to be ejected over an armored vehicle column or attacking formation. Each BAT has an infrared sensor that can home in on the heat generated by a vehicle's engine, and an acoustic sensor that can home in on the noise created by the tank or truck's engine.
     Northrop Grumman's DSSD designs, develops, operates and supports computer systems for scientific and management information. Services provided include systems integration, systems service, information conversion and training for federal, state and local governments and private industry. DSSD also provides military base support functions and aircraft maintenance at a number of U.S. Government facilities.
     Tables of contract acquisitions, sales and funded order backlog by major program, follow and complement industry segment data. B-2, F/A-18, Boeing Jetliners (the 747, 757, 767 and 777) and C-17 are currently the major programs of the military and commercial aircraft industry segment. E-2C Hawkeye, ECM, E-8 Joint STARS and BAT are included in the electronics and systems integration industry segment. The Tri-Service Standoff Attack Missile (TSSAM), the segment's principal program in 1994 and prior years, and aerial targets are included in the company's MUVS industry segment.
The "all other" category includes the data systems and other services as well as the balance of the company's numerous other contracts, classified and unclassified.
     Individual companies prosper in the competitive aerospace/defense environment according to their ability to develop and market innovative products. They must also have the ability to provide the people, facilities, equipment and financial capacity needed to deliver those products with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations. Northrop Grumman's operating policies are designed to enhance these capabilities. The company also believes that it maintains good relations with its employees, a relatively small number of whom are covered by collective bargaining agreements.
     U.S. Government programs in which Northrop Grumman either participates, or strives to participate, must compete with other programs for consideration during our nation's budget formulation and appropriation processes. As a consequence of the end of the Cold War and pressure to reduce the federal budget deficit, the U.S. defense budget is not expected to increase substantially in the near term. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop Grumman and the entire defense industry. An important factor in determining Northrop Grumman's ability to successfully compete for future contracts will be its cost structure vis-a-vis other bidders.

NORTHROP GRUMMAN CORPORATION


     Although the ultimate size of future defense budgets remains uncertain, the defense needs of the nation are expected to provide substantial research and development (R&D) and other business for the company to pursue well into the future.
     Northrop Grumman has historically concentrated its efforts in such high technology areas as stealth, airborne surveillance, battle management, precision weapons and systems integration. Even though a high priority has been assigned by the Department of Defense to the company's major programs, there remains the possibility that one or more of them may be reduced, stretched or terminated.
     In the commercial aircraft market, many airlines have recently deferred deliveries and purchases of new aircraft. This has caused The Boeing Company to reduce scheduled production of various jetliners, including the 747. As a result, Northrop Grumman's subcontract workload for the 747, the company's largest commercial program, was stretched out beginning in late 1993, with deliveries declining 43 percent in 1994, with a further 23 percent decline in 1995. Business conditions in the commercial aircraft industry appear to be on the upswing. The three major producers of jetliners recorded more than twice the number of new aircraft orders in 1995 than in 1994. This positive trend is expected to continue in 1996, potentially signifying a new commercial airplane buying cycle. Northrop Grumman, with its involvement on various Boeing jetliners, remains optimistic about the long-term prospects for its commercial structures business.
     Northrop Grumman pursues new business opportunities when justified by acceptable financial returns and technological risks. The company examines opportunities to acquire or invest in new businesses and technologies to strengthen its traditional business areas. Northrop Grumman continues to capitalize on its technologies and skills by entering into joint ventures, partnerships or associations with other companies.

NORTHROP GRUMMAN CORPORATION

Results Of Operations By Industry Segment And Major Customer


Year ended December 31,$ in millions     1995       1994      1993      1992      1991
Revenue:
Military and Commercial Aircraft
 United States Government             $ 3,371    $ 3,896   $ 3,570   $ 3,864   $ 3,728
 Other customers                          826        687       543       560       553
 Intersegment sales                       187         52         1         1         1
                                        4,384      4,635     4,114     4,425     4,282
Electronics and Systems Integration
 United States Government               1,831      1,135       582       677       738
 Other customers                          228        306        15         9        18
 Intersegment sales                       103        106       114       120       118
                                        2,162      1,547       711       806       874
Data Systems and OtherServices
 United States Government                 363        309        79        88        95
 Other customers                           52         30
 Intersegment sales                        11         22
                                          426        361        79        88        95
Missiles and Unmanned Vehicle Systems
 United States Government                 138        332       250       329       541
 Other customers                            9         16        24        23        21
                                          147        348       274       352       562
Intersegment eliminations                (301)      (180)     (115)     (121)     (119)
Total revenue                         $ 6,818    $ 6,711    $ 5,063  $ 5,550   $ 5,694

Operating Profit(Loss)
 Military and Commercial Aircraft     $   437    $   463    $   387  $   357   $   384
 Electronics and Systems Integration      179        122         56       63        54
 Data Systems and Other Services           15         14          4        3         4
 Missiles and Unmanned Vehicle Systems      1        (18)      (185)    (135)       33
 Total operating profit                   632        581        262      288       475
 Adjustments to reconcile
 operating profit to operating margin:
 Other(income)deductions included above               (6)        (3)      (2)       10
 State and local income taxes             (37)       (28)       (18)     (12)      (30)
 General corporate expenses              (109)      (113)       (96)    (105)     (107)
 Retiree benefit cost included
   in contract costs                      114         80          9        7        22
 Retiree benefit income(cost)             (64)       (33)        39       42       (24)
 Special termination benefits                       (282)
 Operating margin                     $   536    $   199    $   193  $   218   $   346


NORTHROP GRUMMAN CORPORATION



Year ended December 31, $ in millions    1995       1994       1993     1992      1991
Contract Acquisitions
 Military and Commercial Aircraft     $ 1,906    $ 8,122    $ 3,764  $ 3,072   $ 6,297
 Electronics and Systems Integration    2,408      3,121        616      568       722
 Data Systems and Other Services          419        526         75       89        83
 Missiles and Unmanned Vehicle Systems   (141)       196        352      435       450
 Total acquisitions                   $ 4,592    $11,965    $ 4,807  $ 4,164   $ 7,552

Funded Order Backlog
 Military and Commercial Aircraft     $ 6,898    $ 9,189    $ 5,650  $ 5,999   $ 7,351
 Electronics and Systems Integration    2,728      2,379        699      680       798
 Data Systems and Other Services          234        230         43       47        46
 Missiles and Unmanned Vehicle Systems     87        375        527      449       366
 Total backlog                        $ 9,947    $12,173    $ 6,919  $ 7,175   $ 8,561

Identifiable Assets
 Military and Commercial Aircraft     $ 2,369    $ 2,974    $ 1,793  $ 1,849   $ 1,913
 Electronics and Systems Integration    1,948      1,754        325      360       445
 Data Systems and Other Services          497        485        104      115       109
 Missiles and Unmanned Vehicle Systems     90        190        175      272       280
 Operating assets                       4,904      5,403      2,397    2,596     2,747
 General corporate                        551        644        542      566       381
 Total assets                         $ 5,455    $ 6,047    $ 2,939  $ 3,162   $ 3,128

Capital Expenditures
 Military and Commercial Aircraft     $    80    $    75    $    71  $    46   $    57
 Electronics and Systems Integration       36         33         30       34        22
 Data Systems and Other Services           11         14         25       34        31
 Missiles and Unmanned Vehicle Systems      3         11          8        7         7
 General corporate                          3          1          1        2         1
 Total expenditures                   $   133    $   134    $   135  $   123   $   118
Depreciation and Amortization
 Military and Commercial Aircraft     $   165    $   155    $   142  $    85   $    96
 Electronics and Systems Integration       84         76         40       39        42
 Data Systems and Other Services           27         27         24       25        21
 Missiles and Unmanned Vehicle Systems      6         11          7       10        10
 General Corporate                          1                     1        1         2
 Total depreciation and amortization  $   283    $   269    $   214  $   160   $   171


NORTHROP GRUMMAN CORPORATION


     Northrop Grumman, as well as many other companies in the defense industry, suffered the effects of the Department of Defense's practice in the 1980s of structuring new, high-risk research and development contracts, such as TSSAM, as fixed-price or capped cost-reimbursement type contracts. Although Northrop Grumman has stopped accepting these types of contracts, it has experienced financial losses on TSSAM and other similar programs acquired under them in the past. The company received a termination for convenience notice on the TSSAM program in February 1995. In the event of termination for convenience, contractors are normally protected by provisions covering reimbursement for all costs incurred subsequent to termination. The company does not expect that the TSSAM termination will have a material financial effect on the company's financial position.
     Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional contracts with all agencies. Given the company's dependence on U. S. Government business, suspension or debarment could have a material adverse affect on the company's future. Moreover, these contracts may be terminated at the Government's convenience as was done with the TSSAM program. While Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense, commercial sales still represent a significant portion of total revenue.
     Federal, state and local laws relating to the protection of the environment affect the company's manufacturing operations. The company has provided for the estimated cost to complete remediation where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. The company has been designated a PRP under federal Superfund laws at 11 hazardous waste sites and under state Superfund laws at seven sites. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties, regarding the extent of the required cleanup and the status of the law, regulations and their interpretations. Nonetheless, to assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company. Such estimates take into consideration the professional judgment of the company's environmental engineers and, when necessary, consultation with outside environmental specialists. In most instances, only a range of reasonably possible costs can be estimated. However, in the determination of accruals the most probable amount is used when determinable and the minimum is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company's responsibility is established and the costs can be reasonably estimated. Management estimates that at December 31, 1995, the reasonable range of future costs for environmental remediation, including Superfund sites, is $39 million to $63 million, of which $41 million has been accrued. The amount accrued has not been offset by potential recoveries from insurance carriers or other PRPs. Should other PRPs not pay their allocable share of remediation costs the company may have to incur costs in addition to those already estimated and accrued. The company is making the necessary investments to comply with environmental laws; the amounts, while not insignificant, are not considered material to the company's financial position or results of its operations.

NORTHROP GRUMMAN CORPORATION


Measures of Volume

Contract acquisitions tend to fluctuate and are determined by the size and timing of new and add-on orders. The effects of multi-year orders and/or funding can be seen in the highs and lows shown in the following table. The funded order backlog of Grumman and Vought on the date the companies were acquired are reflected as acquisitions in 1994. The 757, 767, 777 (included in Boeing Jetliners category), E-2, E-8 Joint STARS, and C-17 programs were acquired as part of Grumman and Vought.
     B-2 acquisitions in 1995 include incremental funding for ongoing development work, spares and other customer support for the 20 operational aircraft program. In 1994 $2.4 billion of funding to complete the last five B-2 production aircraft was received as well as incremental funding for ongoing development work, spares and other customer support. The company still stands to gain future new post-production business, such as airframe depot maintenance, repair of components, operational software changes and product improvement modifications. The debate over the future of the B-2, which is built in the nation's only active bomber producing facility, is now taking place. Without future production orders the nation's multi-billion dollar investment in this capability will be disassembled and become retrievable only at a large additional cost.

Contract Acquisitions

$ in millions                  1995      1994      1993      1992      1991
B-2                         $   475   $ 3,646   $ 2,632   $ 2,235   $ 4,794
E-8 Joint STARS                 608     1,151
Boeing Jetliners                464     1,177       242        76       870
E-2                             475     1,136
F/A-18C/D                       650       211        89       576       564
F/A-18E/F                       238       249       743       131        10
ECM                             590       323       445       361       431
C-17                            208       434
BAT                              87        88        90       147        82
TSSAM                          (153)      157       248       349       369
All other                       950     3,393       318       289       432
                            $ 4,592   $11,965   $ 4,807   $ 4,164   $ 7,552

     Orders for 128 F/A-18C/D shipsets were finalized in 1995.
Acquisitions in 1994 and 1993 included long-lead funding received from the McDonnell Douglas Corporation for new F/A-18C/D shipsets.
     Advance funding for the next phase of the 747 jetliner programs was received from the Boeing Company in 1995. In 1993, additional contract value was received for, among other things, extending the delivery schedule of the current phase of the 747 into 1996.
     ECM acquisitions for 1995 included an award of $279 million from the United Kingdom Ministry of Defence to develop and produce directed infrared countermeasures systems.

NORTHROP GRUMMAN CORPORATION


     The balance of Grumman and Vought funded order backlog at the dates of acquisition, for those programs not listed in the table, is included in the "all other" category and accounts for the major increase in 1994 over 1993.
     Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts. The 1994 results of operations include Grumman and Vought since the acquisitions in April and August 1994, respectively. Comparative results for 1993 and prior do not include Grumman and Vought data.
     Sales for 1995 were the highest in the company's history and were 2 percent higher than in 1994. Without the Grumman and Vought acquisitions, sales for 1994 would have declined 10 percent from the 1993 level.

Net Sales
$ in millions                  1995      1994      1993      1992      1991
B-2                          $1,914    $2,392    $2,881    $3,212    $3,100
E-8 Joint STARS                 613       345
Boeing Jetliners                569       483       531       549       540
E-2                             566       409
F/A-18C/D                       418       309       362       492       562
F/A-18E/F                       404       508       279       118        10
ECM                             351       357       372       378       415
C-17                            244       121
BAT                              90        88       100       135        71
TSSAM                            81       276       179       265       390
All other                     1,568     1,423       359       401       606
                             $6,818    $6,711    $5,063    $5,550    $5,694

          The decreasing trend in the B-2 revenues from both EMD and production work continued in 1995. The level of EMD effort, included in amounts reported as contract R&D, constituted 30 percent of the total B-2 revenue, up from 26 percent in 1994 and 28 percent in 1993. Current planning data indicate that the level of overall B-2 revenue will decline roughly 20 percent per year for the remainder of the decade.
          Sales increased in 1995 for the C/D version of the F/A-18 program with an increase of deliveries to 56, as compared to 42 shipsets delivered in 1994 and the 52 delivered in 1993. In 1996 and 1997, the company currently plans to deliver 68 and 36 F/A-18C/D shipsets respectively. A total of seven shipsets were delivered under the F/A-18E/F EMD contract in 1995. F/A-18E/F revenue is expected to drop below $300 million in 1996 with the final three shipsets for the EMD phase of the program scheduled for delivery. The Low Rate Initial Production phase of the F/A-18E/F program is expected to begin in 1996.
     Deliveries of 747 center fuselages were 24 in 1995, 31 in 1994 and 54 in 1993. Twenty-eight fuselages are expected to be delivered in 1996.
     The electronics and systems integration segment revenues increased 40 percent in 1995 as a result of higher revenues on the E-2 Hawkeye and E-8 Joint STARS programs. The increase in 1994 was due to the acquisition of Grumman which more than offset the decrease from lower BAT development revenue and lower ECM sales. Reduced electronics segment revenues in 1993 stemmed from lower BAT development revenue, lower MX Peacekeeper sales and lower sales in the sensor product area.

NORTHROP GRUMMAN CORPORATION

     The year-end funded order backlog is the sum of the previous year-end backlog plus the year's contract acquisitions minus the year's sales. Backlog is converted into the following years' sales as costs are incurred or deliveries are made. It is expected that approximately 50 percent of the 1995 year-end backlog will be converted into sales in 1996.

Funded Order Backlog
$ in millions                  1995      1994      1993      1992      1991
B-2                         $ 3,736   $ 5,175   $ 3,921   $ 4,170   $ 5,147
E-8 Joint STARS                 801       806
Boeing Jetliners              1,312     1,417       723     1,012     1,485
E-2                             637       727
F/A-18C/D                       577       345       443       716       632
F/A-18E/F                        54       220       477        13
ECM                             747       506       540       467       484
C-17                            277       313
BAT                              17        20        20        30        18
TSSAM                            14       248       367       298       214
All other                     1,775     2,396       428       469       581
                            $ 9,947   $12,173   $ 6,919   $ 7,175   $ 8,561

     Total U.S. Government orders, including those made on behalf of foreign governments (FMS), comprised 77 percent of the backlog at the end of 1995 compared with 80 percent at the end of 1994 and 89 percent at the end of 1993. Total foreign customer orders, including FMS, accounted for 10 percent of the backlog at the end of 1995 compared with nine percent in 1994 and three percent in 1993. Domestic commercial business in backlog at the end of 1995 was 16 percent, 14 percent at the end of 1994 and 11 percent at the end of 1993.

Measures of Performance

The company's operating profit for 1995 was a record high and has improved in its electronics and systems integration segment for the last two years. These improvements stem from both increased revenue and improved operating margin rates in that segment. Company-wide efforts to reduce costs, install tighter business controls, improve cash management, dispose of excess assets and more effectively utilize productive assets, are all goals aimed at contributing to the future success of Northrop Grumman. This financial report demonstrates the degree to which the accomplishment of these goals is being achieved.
     Operating profit in the military and commercial aircraft segment decreased in 1995 primarily as a result of lower overall sales volume and $31 million in expenditures for company sponsored research and development for commercial aerostructures. The rate and amount of operating margin on the F/A-18E/F increased in 1995 due to an increase in the rate of operating margin being recorded on the EMD contract, which was made during the third quarter. This resulted from the continuing evaluation of the overall operating margin to be earned on this phase of the program. The increase on the F/A-18E/F more than offset reduced operating margin earned, on higher sales volume, for the F/A-18C/D.

NORTHROP GRUMMAN CORPORATION

     The military and commercial aircraft industry segment operating profit increased to its highest level ever in 1994, exceeding the previous high reached in 1993, as margin rates improved on the B-2 and F/A-18 programs. The rate and amount of operating margin recorded on the F/A-18E/F increased in 1994 due to an approximately one and one half percent increase in the rate of operating margin being recorded on the EMD contract. The F/A-18 program operating margin improved in 1994 and 1993 despite reduced F/A-18C/D shipset deliveries in each of these years versus the previous year.
     The rate and amount of operating margin recorded on the B-2 production contract increased in 1995 as a result of negotiated contract adjustments and a revised estimate of the overall operating margin expected to be earned. This increase was offset by lower operating margin recorded on decreased revenue on the other phases of the B-2 program.
     B-2 operating margin improved in 1994 as the amount of margin recorded on the delivery of four aircraft more than offset reduced operating margin from lower production and EMD sales. Following the award of the last increment of production funding for the B-2, the company began recording future operating margin increases on all production aircraft as these units are delivered and accepted by the customer. At the time each unit is delivered an assessment is made of the status of the production contract so as to estimate the amount of any probable additional margin available beyond that previously recognized. That unit's proportionate share of any such unrecognized remaining balance will then be recorded. In this fashion it is believed that margin improvements will be recognized on a more demonstrable basis. The current 15 production units are scheduled for their initial delivery over a five year period, which began in December 1993. All but two units (four equivalent units for this purpose) will be returned for scheduled retrofitting with final deliveries beginning in 1997 and ending in 2000. It is anticipated that the total of 30 equivalent units will be delivered at a rate of from three to five per year.
     Fewer deliveries and cost increases related to a stretch-out of the current production contract for the Boeing 747 jetliner resulted in a lower rate and amount of operating margin in 1995. The current phase of the program is now expected to be completed in the fall of 1996. A reduction in the rate of operating margin due to increased costs allocated, as a result of establishing a separate commercial aircraft operating element and fewer deliveries than in 1993, caused decreased operating profit on the 747 program in 1994.
     Operating profit in the electronics and systems integration segment reached a record level in 1995. This was a result of an increased rate of operating margin and higher sales volume on the E-2 Hawkeye and increased sales volume on the E-8 Joint STARS program. The electronics and systems integration segment operating profit increased in 1994 due primarily to the addition of the E-2 Hawkeye, E-8 Joint STARS and various other military electronics programs associated with the Grumman acquisition and an increased rate of margin recorded in the company's electronic countermeasures business, which more than offset the $8 million in provisions recorded by the ESID-Norwood operation for unrecoverable costs incurred.
     The 13 percent sales decline in the electronics and systems integration segment for 1993 from the level achieved in 1992 was accompanied by an 11 percent decline in operating profit. Lower margins in the sensor product area and on the BAT program more than offset the increase in ECM operating margin.
     A loss provision of $20 million was made during 1994 on the TSSAM development contract and followed a similar provision of $201 million in 1993. The recording of the expected loss from the performance of this long-term fixed-price R&D contract caused major losses in the MUVS segment during three of the last five years. Production delays caused increased amounts of sustaining labor to be absorbed by the development phase of the program in which the company has invested over $600 million. The ultimate loss on this contract will depend on the resolution of pending claims against the U.S. Government. The company is unable to predict whether it will realize some or all of its claims against the U.S. Government from the TSSAM contract. The company does not expect the termination of the program to have a material adverse financial impact on the company.

NORTHROP GRUMMAN CORPORATION

     Operating margin in 1995 included $23 million of pension income compared with $36 million in 1994, and $71 million in 1993. Also contributing to the change from net retiree benefit income in 1993 to a net retiree benefit cost in 1994 and 1995 was the increase in the cost of providing retiree health care and life insurance benefits - $87 million in 1995 versus $69 million in 1994 and $32 million in 1993. A major contributor to the net retiree benefit cost was the addition of the Grumman and Vought retiree plans in 1994. Operating margin in 1994 was reduced by $282 million to record the effect of an early retirement incentive program.
     The Financial Accounting Standards Board's (FASB) accounting standard No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions - was adopted by the company in 1991. The liability representing previously unrecognized costs of $145 million for all years prior to 1991 was recorded as of January 1, 1991, with an after-tax effect on earnings of $88 million or $1.86 per share.
     In 1994 the company recorded a $42 million pretax charge for the planned disposal of excess real estate and other assets. This was a result of the company's continuing efforts to reduce operating costs and dispose of assets which have become excess due to changes in the company's business strategy. This charge is reported in Other Deductions in the Consolidated Statements of Income.
     Interest expense increased $28 million in 1995, following a $71 million increase in 1994 after declining $9 million in 1993. The increases in 1995 and 1994 came primarily from the issuance of debt to finance the acquisition of Grumman. Total debt at December 31, 1995 stood at $1.4 billion compared to $1.9 billion at the end of 1994 and $160 million at the end of 1993.
     In 1991 the company adopted FASB standard No. 109 - Accounting for Income Taxes - and recorded, as of January 1, 1991, a benefit of $21 million, or 43 cents per share. As described in the accounting policy footnote to the financial statements, any future change in the tax rate would result in the immediate recognition in current earnings of the cumulative effect on deferred tax assets and liabilities.
     The company's effective federal income tax rate was 38.4 percent in 1995, 46.2 percent in 1994 and 43.5 percent in 1993. The decrease in the 1995 rate was due to a reduction in the ratio of expenses not deductible for income taxes to the tax provision at the statutory rate of 35 percent. The change in the 1994 rate was caused by an increase in the amount of expenses not deductible for income taxes, primarily the amortization of goodwill. The rate for 1993 would have been 31.8 percent but for the effects of the retroactive application of The Revenue Reconciliation Act of 1993. The one percentage point increase in the federal statutory income tax rate, now 35 percent, required the redetermination of the December 31, 1992 deferred tax asset and liability balances. This redetermination added $18 million to 1993's tax provision thereby reducing earnings per share by 38 cents. During 1989, final regulations were issued concerning the research tax credit. The company had taken a conservative approach in calculating its tax provisions since 1981 pursuant to uncertain proposed regulations. An exhaustive study was undertaken throughout the company to redetermine qualifying expenditures in compliance with the final regulations so as to recalculate prior years' tax credits and amend its tax returns as appropriate. The benefit resulting from the conclusion of that study was the $90 million in additional research credits recognized in the determination of the 1991 effective tax rate of 3.2 percent.

NORTHROP GRUMMAN CORPORATION

Measures of Liquidity and Capital Resources
The improvement of the company's financial condition and liquidity continued in 1995. Over the last three years operating cash flows have averaged over $500 million annually. The $744 million of cash flow from operations in 1995 was an increase of $303 million over 1994 which was an increase of $61 million over 1993 which in turn was a $96 million increase over that of 1992.
     The trend and relationship of sales volume with accounts receivable and inventoried cost balances, before and after the benefit of progress payments, is a useful measure in assessing liquidity. In 1993 the company's net investment in these balances represented 27 percent of sales. It rose to 33 percent at the end of 1994 with the acquisition of Grumman and Vought before decreasing to 29 percent at year-end 1995.
     The following table is a condensed summary of the detailed cash flow information contained in the Consolidated Statements of Cash Flows.

Year ended December 31           1995    1994   1993    1992   1991
Cash came from
Customers                          96%     71%    99%     98%   100%
Lenders                             2%     29%     1%      2%
Buyers of assets/other              2%
                                  100%    100%   100%    100%   100%
Cash went to
Employees and suppliers of services
  and materials                    83%     65%    89%     93%    88%
Sellers of assets                   2%     18%             1%
Lenders                            12%     15%     8%      3%     9%
Suppliers of facilities/other       2%      1%     2%      2%     2%
Shareholders                        1%      1%     1%      1%     1%
                                  100%    100%   100%    100%   100%


     The increased cash received from lenders in 1994 resulted from the acquisition of Grumman, which was financed mainly through new borrowings. Other important indicators of short-term liquidity are the trend in working capital, the current ratio, and the ratio of long-term debt to shareholders' equity. This information is reported in the table captioned Selected Financial Data.
     In connection with the financing of the Grumman acquisition the company, in April 1994, replaced the $400 million credit agreement with a new $2.8 billion Credit Agreement. The new facility provided for $600 million, available on a revolving credit basis through March 1999 and a $2.2 billion term loan payable through March 1999. The Credit Agreement was amended in May 1994 to increase the revolving credit line to $800 million and reduce the term loan to $2 billion. In October 1994, the company issued $350 million of notes due in 2004 and $250 million of debentures due in 2024 pursuant to a public offering. The net proceeds from the offering, along with other available funds, were used to prepay $900 million in addition to paying the $100 million September quarterly installment due under the term loan facility. In December 1994, the company amended the Credit Agreement to provide for the repayment of the remaining $1 billion balance of the term loan in 14 quarterly installments of $62.5 million plus interest beginning in September 1995, with a final installment of $125 million due in March 1999. Cash flow from operations during 1994 enabled the company to prepay the $160 million of notes payable to institutional investors due in 1995 and acquire, in the open market, $58 million of notes due in 1999, while paying a net premium of $5 million for the early payments of these notes. The charge for the premium is included in Other Deductions in the Consolidated Statements of Income. Cash flow from operations in 1995 was sufficient to allow the company to make the $125 million required term loan payment as well as $312 million in voluntary payments for amounts which were due through March 1997.
     During 1995 the company entered into an agreement with a financial institution to sell designated pools of its commercial accounts receivable, in amounts up to $75 million. The company acts as an agent for the purchaser by performing record keeping and collections functions. At December 31, 1995, $34 million of accounts receivable had been sold.
     On January 3, 1996 the company entered into a definitive agreement to acquire the defense and electronics systems business of Westinghouse Electric Corporation for $3 billion in cash. The company has obtained bank commitments totaling $4.8 billion to finance the transaction and replace its current credit agreement. The sale, which is expected to close in March 1996, is subject to normal governmental and regulatory reviews. Any future near-term borrowing needs will be met through the use of short-term credit lines and the company's revolving credit agreement.
     To provide for long-term liquidity the company believes it can obtain additional capital from such sources as: the public or private capital markets, the further sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets.
     The cash improvement program underway throughout the company has produced favorable results, with the expectation that further efforts will result in minimizing, the need to incur additional borrowings during 1996. Cash generated from operations is expected to be sufficient in 1996 to service debt, finance capital expansion projects and continue paying dividends to the shareholders.
     Capital expenditure commitments at December 31, 1995, were approximately $110 million including $2 million for environmental control and compliance purposes.
     The company will continue to provide the productive capacity to perform its existing contracts, dispose of assets no longer needed to fulfill operating requirements, prepare for future contracts and conduct
R&D in the pursuit of developing opportunities. While these expenditures tend to limit short-term liquidity, they are made with the intention of improving the long-term growth and profitability of the company.

New Accounting Standards
During 1995 the company adopted the new FASB No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption thereof had no material effect on the company's financial position or operating results.
     In October 1995, the Financial Accounting Standards Board issued FASB No. 123 - Accounting for Stock-Based Compensation. This standard changes the manner in which compensation for employee stock options is measured and reported. The company's management is presently evaluating the impact of this standard on the company's financial statements to determine if it will adopt this standard. The company must decide whether or not to adopt this new standard by the end of the first quarter of 1996.

NORTHROP GRUMMAN CORPORATION


Selected Financial Data


Year ended December 31,
  $ in millions, except per share         1995       1994       1993       1992       1991
Net sales to
United States Government                $5,703     $5,672     $4,481     $4,958     $5,102
  The Boeing Company                       569        483        531        549        540
  Other customers                          546        556         51         43         52
  Total net sales                        6,818      6,711      5,063      5,550      5,694

Net income                                 252         35         96        121        201
Earnings per share                        5.11        .72       1.99       2.56       4.26
Cash dividends per share                  1.60       1.60       1.60       1.20       1.20

Net working capital                        357        467        481        354        611
Current ratio                        1.21 to 1  1.24 to 1  1.45 to 1  1.25 to 1  1.51 to 1
Total assets                            $5,455     $6,047     $2,939     $3,162     $3,128

Long-term debt                           1,163      1,633        160        160        470
Total long-term obligations              2,234      2,757        468        426        688
Long-term debt as a percentage of
  shareholders' equity                    79.7%     126.6%      12.1%      12.8%      39.8%

Operating margin as a percentage of
  Net sales                                7.9        3.0        3.8        3.9        6.1
  Average operating assets                10.4        5.2        7.7        8.2       12.4

Net income as a percentage of
  Net sales                                3.7         .5        1.9        2.2        3.5
  Average assets                           4.4         .8        3.1        3.8        6.5
  Average shareholders' equity            18.3        2.7        7.5        9.9       18.1

Research and development expenses
  Contract                              $1,175     $1,477     $1,603     $1,693     $1,601
  Noncontract                              164        121         97         93        102

Payroll and employee benefits            2,656      2,661      1,906      2,001      2,109
Number of employees at year-end         37,300     42,400     29,800     33,600     36,200
Number of shareholders at year-end      10,834     11,241     11,618     12,599     13,607

Depreciation                            $  226     $  227     $  214     $  160     $  171
Amortization of
  Goodwill                                  36         27
  Other purchased intangibles               21         15
Maintenance and repairs                     80        105         87        106         97
Rent expense                                89         84         47         52         51

Floor area (millions of square feet)
  Owned                                   20.1       21.3       12.9       12.6       12.2
  Commercially leased                      7.0        7.5        3.2        4.2        4.5
  Leased from United States
Government                                10.2        9.7        2.1        1.9        1.7


NORTHROP GRUMMAN CORPORATION
Item 8.  Financial Statements and Supplementary Data


CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


December 31, $ in millions                       1995        1994         1993       1992          1991
Assets:
Current assets
 Cash and cash equivalents                    $    18     $    17      $   100     $   230      $   203
 Accounts receivable                            1,197       1,202          820         791          860
 Inventoried costs                                771       1,043          569         670          693
 Deferred income taxes                             25          38           46          38           28
 Prepaid expenses                                  61          47           25          31           23
 Refundable federal income taxes                               84
 Total current assets                           2,072       2,431        1,560       1,760        1,807
Property, plant and equipment at cost
 Land and land improvements                       192         203          118         117          117
 Buildings                                        780         857          744         719          703
 Machinery and other equipment                  1,864       2,024        1,898       1,982        1,990
 Leasehold improvements                            64          62           29          59           65
                                                2,900       3,146        2,789       2,877        2,875
 Accumulated depreciation                      (1,724)     (1,768)      (1,773)     (1,753)      (1,698)
                                                1,176       1,378        1,016       1,124        1,177

Other assets
 Goodwill, net of amortization of $63 in 1995
  and $27 in 1994                               1,403       1,359
 Other purchased intangibles, net of
   amortization of $36 in 1995 and $15
     in 1994                                      356         376
 Prepaid pension cost, intangible
   pension asset and benefit trust fund            99         222          278         190           98
 Deferred income taxes                            255         203            7           7           12
 Investments in and advances to
   affiliates and sundry assets                    94          78           78          81           34
                                                2,207       2,238          363         278          144
                                              $ 5,455     $ 6,047      $ 2,939     $ 3,162      $ 3,128


NORTHROP GRUMMAN CORPORATION


December 31, $ in millions                       1995        1994         1993        1992         1991

Liabilities and Shareholders' Equity:
Current liabilities
 Notes payable to banks                       $    65     $   171      $           $   100      $
 Current portion of long-term debt                144         130                      250           80
 Trade accounts payable                           360         396          324         363          407
 Accrued employees' compensation                  203         228          146         144          157
 Advances on contracts                             98         184           40          39           28
 Income taxes payable                              57          55           12                       25
 Deferred income taxes                            471         413          426         389          353
 Other current liabilities                        317         387          131         121          146
 Total current liabilities                      1,715       1,964        1,079       1,406        1,196

Long-term debt                                  1,163       1,633          160         160          470
Accrued retiree benefits                        1,048       1,070          308         266          218
Other long-term obligations                        23          54
Deferred gain on sale/leaseback                    16          20           23          26           29
Deferred income taxes                              31          16           47          50           33

Shareholders' equity
 Paid-in capital
   Preferred stock, 10,000,000 shares  authorized;
     and none issued
   Common stock, 200,000,000 shares authorized;
     issued and outstanding
    1995 - 49,462,615; 1994 - 49,241,642;
    1993 - 48,913,403; 1992 - 47,398,303;
    1991 - 47,090,248                             272         265          256         207          199
 Retained earnings                              1,199       1,026        1,070       1,051          987
 Unvested employee restricted award shares                     (1)          (2)         (2)         (4)
 Unfunded pension losses, net of taxes            (12)                      (2)         (2)
                                                1,459       1,290        1,322       1,254       1,182
                                              $ 5,455     $ 6,047      $ 2,939     $ 3,162     $ 3,128


The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF INCOME


Year ended December 31,
$ in millions, except per share                  1995        1994         1993        1992         1991
Net sales                                     $ 6,818     $ 6,711      $ 5,063     $ 5,550      $ 5,694
Cost of sales
 Operating costs                                5,319       5,477        4,385       4,877        4,817
 Administrative and general expenses              963         753          485         455          531
 Special termination benefits                                 282
Operating margin                                  536         199          193         218          346
Other income(deductions)
 Interest income                                    1           6            2           4           11
 Other, net                                         9         (31)          13           5
 Interest expense                                (137)       (109)         (38)        (47)         (80)
Income before income taxes and cumulative
 effect of accounting principle changes           409          65          170         180          277
Federal and foreign income taxes                  157          30           74          59            9
Income before cumulative effect
   of accounting principle changes                252          35           96         121          268
Cumulative effect on prior years of
 changes in accounting principles for
 Income taxes                                                                                        21
 Retiree health care and life
   insurance benefits                                                                               (88)
Net income                                    $   252     $    35      $    96     $   121      $   201
Weighted average common shares
  outstanding, in millions                       49.4        49.2         48.1        47.2         47.1
Earnings per share before cumulative
 effect of accounting principle changes       $  5.11     $   .72      $  1.99     $  2.56      $  5.69
Cumulative effect on prior years of
 changes in accounting principles,
  per share, for Income taxes                                                                       .43
 Retiree health care and life insurance benefits                                                  (1.86)
Earnings per share                            $  5.11     $   .72      $  1.99     $  2.56      $  4.26


The accompanying notes are an integral part of these consolidated financial statements

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY



Year ended December 31, $ in millions,
 except per share                                1995        1994         1993        1992         1991
Paid-in Capital
 At beginning of year                         $   265     $   256      $   207     $   199      $   196
 Employee stock awards and options
   exercised, net of forfeitures                    7           9           49           8            3
 At end of year                                   272         265          256         207          199

Retained Earnings
 At beginning of year                           1,026       1,070        1,051         987          843
 Net income                                       252          35           96         121          201
 Cash dividends                                   (79)        (79)         (77)        (57)         (57)
 At end of year                                 1,199       1,026        1,070       1,051          987

Unvested Employee Restricted Award Shares
 At beginning of year                              (1)         (2)          (2)         (4)          (6)
 Forfeitures, net of grants                                                              1
 Amortization                                       1           1                        1            2
 At end of year                                                (1)          (2)         (2)          (4)

Unfunded Pension Losses, Net of Taxes
 At beginning of year                                          (2)          (2)
 Change in excess of additional minimum
   liability over unrecognized
     prior service costs                          (12)          2                       (2)
 At end of year                                   (12)                      (2)         (2)
Total shareholders' equity                    $ 1,459     $ 1,290      $ 1,322     $ 1,254      $ 1,182
Book value per share                          $ 29.50     $ 26.20      $ 27.04     $ 26.46      $ 25.11
Cash dividends per share                         1.60        1.60         1.60        1.20         1.20




The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31, $ in millions            1995        1994         1993        1992         1991
Operating Activities
 Sources of Cash
 Cash received from customers
   Progress payments                          $ 2,289     $ 2,616      $ 2,028     $ 2,647      $ 2,647
   Other collections                            4,355       4,767        2,924       2,914        3,050
 Interest received                                  1           6            2           4           11
 Income tax refunds received                       48          11            3                        3
 Other cash receipts                                7          13            6           5           13
 Cash provided by operating activities          6,700       7,413        4,963       5,570        5,724

 Uses of Cash
 Cash paid to suppliers and employees           5,750       6,786        4,484       5,186        4,986
 Interest paid                                    144          94           42          47           85
 Income taxes paid                                 59          90           52          48           32
 Other cash payments                                3           2            5           5           12
 Cash used in operating activities              5,956       6,972        4,583       5,286        5,115
 Net cash provided by operating activities        744         441          380         284          609

Investing Activities
 Payment for purchase, net of cash acquired, of
 Grumman Corporation                                       (1,842)
 Vought Aircraft Company                                      (12)
 Additions to property, plant and equipment      (133)       (134)        (135)       (123)        (118)
 Proceeds from sale of property, plant and
   equipment                                       33          17            2           5            3
 Proceeds from sale of affiliates                   5                        8
 Proceeds from sale of marketable securities                   28
 Funding of retiree benefit trust                             (31)
 Dividends from affiliates, net of
   investments                                                  5            2         (47)
 Other investing activities                       (21)          6                                    (8)
 Net cash used in investing activities           (116)     (1,963)        (123)       (165)        (123)

Financing Activities
 Borrowings under lines of credit                 153       2,371           55         100
 Repayment of borrowings under
   lines of credit                               (259)     (1,200)        (155)
 Proceeds from issuance of long-term debt                     600
 Principal payments of long-term debt/capital
   leases                                        (446)       (251)        (251)       (140)        (400)
 Proceeds from issuance of stock                    4           7           41           5            1
 Dividends paid                                   (79)        (79)         (77)        (57)         (57)
 Other financing activities                                    (9)
 Net cash provided by (used in)
   financing activities                          (627)      1,439         (387)        (92)        (456)
Increase(decrease) in cash
  and cash equivalents                              1        (83)         (130)         27           30
Cash and cash equivalents balance
  at beginning of year                             17        100           230         203          173
Cash and cash equivalents balance
  at end of year                              $    18    $    17       $   100     $   230      $   203


NORTHROP GRUMMAN CORPORATION



Year ended December 31, $ in millions            1995        1994         1993        1992         1991
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net income                                    $   252     $    35       $    96    $   121      $   201
Adjustments to reconcile net income
  to net cash provided
 Depreciation                                     226         227           214        160          171
 Amortization of intangible assets                 57          42
 Common stock issued to employees                               1             3          3            4
 Amortization of restricted award shares            1           1                        1            2
 Loss on disposals of property,
   plant and equipment                             34          33            26         11            6
 Cumulative effect on prior years of
   changes in accounting principles for
 Income taxes                                                                                       (21)
 Retiree health care and life insurance benefits                                                     88
 Noncash retiree pension cost(income)             (50)        (47)         (40)        (43)          14
 Special termination benefits                                 282
 Amortization of deferred gain on
   sale/leaseback                                  (4)         (3)          (3)         (3)          (3)
 Decrease(increase) in
     Accounts receivable                          197         209           (4)        339        1,058
     Inventoried costs                            426        (368)         142          63          123
     Prepaid expenses                             108         (41)         (10)        (17)          (8)
     Refundable income taxes                       84         (84)
 Increase(decrease) in
     Progress payments                           (282)        407          (90)       (340)      (1,054)
      Accounts payable and accruals              (234)       (268)         (29)        (44)         114
     Provisions for contract losses              (143)        (84)          36           9         (100)
     Provisions for disposal of
       real estate and other assets                (8)         42            1            1           2
                Deferred income taxes              84          78           26           48
     Income taxes payable                           2         (25)          12          (25)         13
 Other noncash transactions                        (6)          4                                    (1)
Net cash provided by operating activities     $   744     $   441      $   380      $   284     $   609

Noncash Investing and Financing Activities:
Purchase of Grumman Corporation
 Fair value of assets acquired                            $ 3,495
 Cash paid                                                 (2,129)
 Liabilities assumed                                      $ 1,366

Purchase of Vought Aircraft Company
 Fair value of assets acquired                            $   722
 Cash paid                                                   (130)
 Liabilities assumed                                      $   592


The accompanying notes are an integral part of these consolidated financial statements

NORTHROP GRUMMAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the corporation and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation.
     The company's financial statements are in conformity with generally accepted accounting principles. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

Nature of Operations
Northrop Grumman is a major producer of military and commercial aircraft sub-assemblies and defense electronics and is the prime contractor on the U.S. Air Force B-2 Stealth Bomber. The company operates in the military and commercial aircraft, electronics and systems integration, data systems and other services, and missiles and unmanned vehicle systems industry segments within the broadly defined aerospace industry. The majority of the company's products and services are sold to the U.S. Government and the company is therefore affected by the federal budget process and the competition in the aerospace and defense environment.
     Sales to the U.S. Government (including foreign military sales) are reported within each industry segment and in total in the Selected Financial Data. The company does not conduct a significant volume of activity through foreign operations or in foreign currencies.
     Descriptions of the company's principal products and services along with industry segment data, which is considered to be an integral part of these financial statements, can be found in the Management's Discussion and Analysis section of this report. Intersegment sales are transacted at cost incurred with no profit added. Operating profit is defined to include the Other Income earned by each industry segment, but to exclude costs allocated to segments for General Corporate Expenses and State and Local Income Taxes. For segment reporting, the amount of the costs of retiree benefit plans (pension and nonpension) allocable to contracts as determined by government cost accounting standards captioned Retiree Benefit Cost Included in Contract Costs and the income(cost) of retiree benefit plans (pension and nonpension) as calculated in conformity with financial accounting standards captioned Retiree Benefit Income(Cost) are shown separately from general corporate expenses so as not to distort operating profit as reported by industry segment. General corporate assets include cash and cash equivalents, corporate office furnishings and equipment, other unallocable property, investments in affiliates, prepaid pension cost, intangible pension asset, benefit trust fund assets and certain assets held for sale.

NORTHROP GRUMMAN CORPORATION


Sales
Sales under cost-reimbursement, service, research and development, and construction-type contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Construction-type contracts embrace those fixed-price type contracts that provide for the delivery at a low volume per year or a small number of units after a lengthy period of time over which a significant amount of costs have been incurred. Sales under other types of contracts are recorded as deliveries are made and are computed on the basis of the estimated final average unit cost plus profit (units-of-delivery type of percentage-of-completion method of accounting).
     Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined. In the case of the B-2 bomber production contract, future changes in operating margin will be recognized on a units-of-delivery basis and recorded as each equivalent production unit is delivered. Amounts representing contract change orders, claims or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in assets, with any remaining amount reflected in Other Current Liabilities. Other changes in estimates of sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates.

Contract Research and Development
Customer-sponsored research and development costs (direct and indirect costs incurred pursuant to contractual arrangements) are accounted for like other contracts.

Noncontract Research and Development
This category includes independent research and development costs and company-sponsored research and development costs (direct and indirect costs not recoverable under contractual arrangements). Independent research and development (IR&D) costs are included in administrative and general expenses (indirect costs allocable to U.S. Government contracts) while company-sponsored research and development costs are charged against income as incurred.

NORTHROP GRUMMAN CORPORATION


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

Interest Rate Swap Agreements
The company may enter into interest rate swap agreements to offset the variable rate characteristic of certain variable rate term loans outstanding under the company's Credit Agreement. Interest on these interest rate swap agreements is recognized as an adjustment to interest expense in the period incurred.

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

Cash and Cash Equivalents
Cash and cash equivalents include interest-earning debt instruments that mature in three months or less from the date purchased.

Accounts Receivable
Accounts receivable include amounts billed and currently due from customers under all types of contracts; amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost type of percentage-of-completion method of accounting), certain estimated contract changes, claims in negotiation and amounts retained by the customer pending contract completion.

NORTHROP GRUMMAN CORPORATION


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

NORTHROP GRUMMAN CORPORATION

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

ACCOUNTS RECEIVABLE
Unbilled amounts represent sales for which billings have not been presented to customers at year end, including differences between actual and estimated overhead and margin rates. These amounts are usually billed and collected within one year, progress payments are however received on a number of fixed-price contracts accounted for using the cost-to-cost type percentage-of-completion method.
     Amounts due upon contract completion are retained by customers until work is completed and customer acceptance is obtained.
     The company entered into an agreement in 1995 with a financial institution to sell designated pools of its commercial accounts receivables, with limited recourse, in amounts up to $75 million. Under the agreement, new receivables are sold as previously sold amounts are collected. The accounts receivable are sold at a loss which is included in cost of sales in the period incurred. The company acts as an agent for the purchaser by performing record keeping and collection function. At December 31, 1995, $34 million of accounts receivable had been sold.
     Accounts receivable at December 31, 1995, are expected to be collected in 1996 except for approximately $93 million due in 1997 and $29 million due in 1998 and later. These amounts principally relate to long-term contracts with the U.S. Government.
     Allowances for doubtful amounts represent mainly estimates of overhead type costs which may not be successfully negotiated and collected.

NORTHROP GRUMMAN CORPORATION


     Accounts receivable were comprised of the following:


$ in millions                                    1995        1994         1993        1992         1991
Due from U.S. Government, long-term contracts
 Current accounts
 Billed                                       $   261     $   420      $     65    $    82      $    70
 Unbilled                                       3,235       3,140         3,050      3,100        3,518
 Progress payments received                    (2,426)     (2,532)       (2,410)    (2,467)      (2,777)
 Net current accounts                           1,070       1,028           705        715          811
 Due upon contract completion                       9          55            14         19            4
                                                1,079       1,083           719        734          815
Due from other customers, long-term contracts
 Current accounts
 Billed                                            14          74            66         31           37
 Unbilled                                          50          41            43         48           15
                                                   64         115           109         79           52
 Total due, long-term contracts                 1,143       1,198           828        813          867

Trade and other accounts receivable
 Due from U.S. Government                          61          34           36          28           38
 Due from other customers                          61          34           13           7            7
 Total due, trade and other                       122          68           49          35           45
                                                1,265       1,266          877         848          912
 Allowances for doubtful amounts                  (68)        (64)         (57)        (57)         (52)
                                              $ 1,197     $ 1,202      $   820     $   791      $   860



INVENTORIED COSTS

Inventoried costs were comprised of the following:


$ in millions                                    1995        1994         1993        1992         1991
Production costs of contracts in process      $ 1,033     $ 1,384      $   800     $   920      $   976
Administrative and general expenses               166         270           95         109          106
                                                1,199       1,654          895       1,029        1,082
Progress payments received                       (428)       (611)        (326)       (359)        (389)
                                              $   771     $ 1,043      $   569     $   670      $   693

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

NORTHROP GRUMMAN CORPORATION

INCOME TAXES
Income tax expense, both federal and foreign (which arises primarily from work performed abroad by domestic operations), was comprised of the following:



$ in millions                                    1995        1994         1993        1992         1991
Currently payable
 Federal income taxes                           $  76       $  61        $  41       $   7        $  11
 Foreign income taxes                               1           1            1           1
                                                   77          62           42           8           11
Change in deferred federal income taxes            80         (32)          32          51           (2)
                                                $ 157       $  30        $  74       $  59        $   9

     Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income before income taxes due to the following:



$ in millions                                    1995        1994         1993        1992         1991
Income tax expense at statutory rate            $ 143       $  23        $  59       $  61        $  94
Goodwill amortization                              13           9
Provision for nondeductible expenses                4           4            1           1            8
Benefit from ESOP dividends                        (3)         (4)          (4)         (3)          (3)
Dividend exclusion                                             (2)
Retroactive effect of statutory rate increase                               18
Research and experimentation tax credit                                                             (90)
                                               $  157       $  30        $  74       $  59        $   9


     The research and experimentation tax credit shown for 1991 was the result of an internal company study that determined the amount earned over the years 1981 through 1990 in excess of the amount previously recognized for those years pending final government regulations which were not issued until 1989.
     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. The principal type of temporary difference stems from the recognition of income on contracts being reported under different methods for tax purposes than for financial reporting. Effective January, 1991, the company adopted FASB Statement No. 109 - Accounting for Income Taxes.
     The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal and state tax balances, as categorized in the Consolidated Statements of Financial Position, were as follows:

NORTHROP GRUMMAN CORPORATION



$ in millions                                    1995        1994         1993        1992         1991
Deferred tax assets
Deductible temporary differences
 Retiree benefit plan expense                 $   421     $   409      $    21      $   21       $   16
 Provision for estimated expenses                  25          39           28          27           26
 Income on contracts                               14          17           21          13            8
 Other                                             35          52            2           2            3
                                                  495         517           72          63           53
 Taxable temporary differences
 Purchased intangibles                           (124)       (133)
 Excess tax over book depreciation                (71)        (94)
 Retiree benefit plan income                      (18)        (48)         (19)        (15)          (7)
 Administrative and general expenses
   period costed for tax purposes                  (2)         (1)                      (3)          (6)
                                                 (215)       (276)         (19)        (18)         (13)
                                              $   280     $   241      $    53      $   45       $   40

Deferred tax liabilities
 Taxable temporary differences
 Income on contracts                          $   795     $   744      $   811      $  789       $  772
 Administrative and general expenses
   period costed for tax purposes                   1          18           18          18           19
 Retiree benefit plan income                                                94          64           33
 Excess tax over book depreciation                  2                       70          89           93
 Other                                             15           9
                                                  813         771          993         960          917
 Deductible temporary differences
 Provision for estimated expenses                (117)       (145)        (135)       (120)        (116)
 Retiree benefit plan expense                      (2)         (2)        (106)        (93)         (76)
 Other                                                                      (9)        (11)         (17)
                                                 (119)       (147)        (250)       (224)        (209)
 Tax carryforwards
 Tax credits                                     (102)       (105)        (129)       (140)        (150)
 Alternative minimum tax credit                   (90)        (90)         (87)        (40)         (21)
 Operating losses                                                          (54)       (117)        (151)
                                                 (192)       (195)        (270)       (297)        (322)
                                              $   502     $   429      $   473      $  439       $  386

Net deferred tax liability
 Total deferred tax liabilities (taxable
   temporary differences above)               $ 1,028     $ 1,047      $ 1,012      $  978       $  930
 Less total deferred tax assets (deductible
   temporary differences and
   tax carryforwards above)                       806         859          592         584          584
                                              $   222     $   188      $   420      $  394       $  346


     The tax carryforward benefits are expected to be used in the periods that net deferred tax liabilities mature. The expiration dates for these tax credit carryforwards are in various amounts over the years 1996 through 2007. The alternative minimum tax credit can be carried forward indefinitely.

NORTHROP GRUMMAN CORPORATION



NOTES PAYABLE TO BANKS AND LONG-TERM DEBT
The company has available short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities. At December 31, 1995, $65 million was outstanding at a weighted average interest rate of 6.15 percent. At December 31, 1994, $171 million was outstanding at a weighted average interest rate of 7 percent.
     Additionally, the company has a credit agreement with a group of domestic and foreign banks. The Credit Agreement provides for two credit facilities: $800 million available on a revolving credit basis through March 1999 and a floating interest rate term loan payable quarterly through March 1999.
     In December 1994 the company amended the Credit Agreement to provide for repayment of the $1 billion balance of the term loan in 14 quarterly installments of $62.5 million plus interest beginning in September 1995, with a final installment of $125 million due in March 1999. During 1995 the company made the $125 million required term loan payments as well as $312 in voluntary prepayments for amounts which were due through March 1997. The borrowings under the term loans bear interest at various rates generally equal to the London Interbank Offered Rate (LIBOR) plus .43 percent. At December 31, 1995, $563 million was outstanding at a weighted average interest rate of 6.31 percent. Principal payments permanently reduce the amount available under this agreement as well as the debt outstanding.
     In 1995 there were no borrowings under the company's revolving credit facility. The company paid an average facility fee in 1995 of .18 percent per annum on the total amount of the revolving credit facility. Under these agreements, in the event of a "change in control," the banks are relieved of their commitments. Compensating balances are not required under these agreements.
     The company's credit agreements contain restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and the maintenance of shareholders' equity. At December 31, 1995, $413 million of retained earnings were unrestricted as to the payment of dividends. Total indebtedness for all types of borrowed money is limited under the company's credit agreement covenants. At December 31, 1995, indebtedness was limited to $3.1 billion.


NORTHROP GRUMMAN CORPORATION


Long-term debt consisted of the following:


$ in millions                                    1995        1994         1993        1992         1991
Notes due 1999, 8.4%                          $   143     $   153     $            $           $
Notes due 2004, 8.625%                            350         350
Debentures due 2024, 9.375%                       250         250
Notes payable to institutional investors                                   160         370          370
Mortgages and notes payable at rates from
 9.5% to 12.5% with maturities through 2001         1          10
Term loans payable to banks due in quarterly
installments through 1999 at floating rates       563       1,000
Term loans payable to banks at floating rates                                           40          180
                                                1,307       1,763          160         410          550
Less current portion                              144         130                      250           80
                                              $ 1,163     $ 1,633     $    160     $   160     $    470


     In November 1995 the notes due in 1999 were called for redemption at face value, on January 2, 1996. The December 31, 1995 balance of $143 million was classified as current. The debentures due in 2024 are callable after October 15, 2004 at a premium of 4 percent declining to par after 2013.
     The principal amount of long-term debt outstanding at December 31, 1995, is due in: 1997 - $188 million, 1998 - $250 million, 1999 - $125 million and after five years $600 million.

NORTHROP GRUMMAN CORPORATION


FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the company in estimating its fair value disclosures for financial instruments:

   The carrying amount reported in the consolidated Statements of Financial Position for Cash and Cash Equivalents, Accounts Receivable and amounts borrowed under the company's short-term credit lines approximate their fair value.

   The fair value of the long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the company's existing debt arrangements.

     The company has limited involvement with financial instruments and does not use them for trading purposes. To mitigate the variable rate characteristic of the term loans, the company entered into interest rate swap agreements through May 1997 with several banks resulting in a fixed interest rate of 6.47 percent on a notional amount of $300 million at December 31, 1995 and $200 million at December 31, 1994. Unrealized gain(loss) on interest rate swap agreements are calculated based upon the amounts at which they could be settled at current interest rates. The unrealized market gain(loss) on interest rate swaps was $(7) million and $7 million at December 31, 1995 and 1994 respectively. The institutions have options to extend $200 million of the swaps through May 1998. The company anticipates that the banks will fully satisfy their obligations under the arrangements.
     Carrying amounts and the related estimated fair values of the company's financial instruments at December 31 of each year are as follows:

$ in millions                         1995     1994     1993    1992
Cash and Cash Equivalents
 Carrying amount                   $    18  $    17  $   100 $   230
 Fair value                             18       17      100     230

Accounts Receivable
 Carrying amount                     1,197    1,202      820     791
 Fair value                          1,197    1,202      820     791
Notes payable
 Carrying amount                        65      171              100
 Fair value                             65      171              100

Long-term debt
 Carrying amount                     1,307    1,763      160     410
 Fair value                          1,405    1,758      160     443

Interest rate swap agreements
 Notional amount                       300      200
 Unrealized gains(losses)              (7)        7

NORTHROP GRUMMAN CORPORATION

RETIREMENT BENEFITS
The company sponsors several defined-benefit pension plans covering substantially all employees. Pension benefits for most employees are based on the employee's years of service and compensation during the last ten years before retirement. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the company. Four of the company's seven qualified plans which cover over 80 percent of all employees, were in a legally defined full-funding limitation status at December 31, 1995. To protect the assets in the master trust from a "change in control" the trust agreement and the Northrop Grumman Pension Plan were appropriately amended during 1991.
     The company and subsidiaries also sponsor defined-contribution plans in which most employees are eligible to participate. Company contributions, up to 4 percent of compensation, are based on a matching of employee contributions.
     In addition, the company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees achieve eligibility to participate in these contributory plans upon retirement from active service and if they meet specified age and years of service requirements. Election to participate must be made at the date of retirement. Qualifying dependents are also eligible for medical coverage. Approximately 85 percent of the company's current retirees participate in the medical plans. The cost and funded status for the medical and life benefits are combined in the tables that follow because (1) life benefits constitute an insignificant amount of the combined cost, and (2) for those plans with assets, the assets in trust for each plan can be used to pay benefits under either plan. Plan documents reserve the company's right to amend or terminate the plans at any time. Premiums charged retirees for medical coverage are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, copayments, coinsurance percentages, out-of-pocket limits, schedule of reasonable fees, managed care providers, maintenance of benefits with other plans, Medicare carve-out and a maximum lifetime benefit of from $250,000 to $1,000,000 per covered individual. It is the policy of the company to fund the maximum amount deductible for income taxes into the VEBA trust established for the Northrop Retiree Health Care Plan for Retired Employees for payment of benefits. The company elected to implement the accounting standard, FASB Statement No. 106 - Employer's Accounting for Postretirement Benefits Other Than Pensions, for 1991 by immediately recognizing the January 1, 1991, accumulated postretirement benefit obligation of $437 million. This amount was offset by $292 million, the fair value of plan assets held in trust outside the company, in recording a net obligation and pretax charge to operations of $145 million.

NORTHROP GRUMMAN CORPORATION


     The cost to the company of these plans in each of the last five years is shown in the following table.



$ in millions                                    1995        1994         1993        1992         1991
Defined benefit pension plans
 Actual return on assets                      $(1,856)    $    25   $     (449)    $  (298)     $  (825)
 Deferral of actual return on assets            1,233        (541)         153          38          604
 Expected return on assets                       (623)       (516)        (296)       (260)        (221)
 Service cost                                     125         176          104          99           88
 Interest cost                                    520         372          190         175          158
 Amortization of unrecognized items
 Transition asset, net                            (42)        (42)         (42)        (42)         (42)
 Prior service costs                               31          14           15          13           14
 Net gain from previous years                     (34)        (40)         (42)        (68)         (20)
 Net periodic pension income                  $   (23)    $   (36)     $   (71)    $   (83)     $   (23)

Defined contribution plans                    $    54     $    59      $    47     $    48      $    45

Retiree health care and life insurance benefit plans
 Actual return on assets                      $   (95)    $    22      $   (19)    $   (10)     $   (85)
 Deferral of actual return on assets               76         (42)          (1)        (10)          69
 Expected return on assets                        (19)        (20)         (20)        (20)         (16)
 Service cost                                      20          28           21          25           24
 Interest cost                                     89          61           37          39           39
 Amortization of unrecognized gain from
   previous years                                  (3)         (2)          (6)         (3)
 Excess dependent cost                                          2
 Net periodic postretirement benefit cost     $    87     $    69      $    32     $    41      $    47


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

NORTHROP GRUMMAN CORPORATION


     Major assumptions as of each year-end used in the accounting for the defined-benefit plans are shown in the following table. Pension cost is determined using all three factors as of the end of the preceeding year, whereas the funded status of the plans, shown later, uses only the first two factors, as of the end of each year.

                                         1995    1994    1993    1992     1991
Discount rate for obligations            7.00%   8.25%   7.00%   8.00%    8.00%
Rate of increase for compensation        5.00    5.25    5.50    5.50     5.50
Expected long term rate of return
  on plan assets                         9.00    8.75    8.25    8.25     8.25

     These assumptions were also used in retiree health care and life insurance benefit calculations with one modification. Since, unlike the pension trust, the earnings of the VEBA trust are taxable, the above
9 percent expected rate of return on plan assets was reduced accordingly to
5.25 percent after taxes. A significant factor used in estimating future per capita cost, for the company and its retirees, of covered health care benefits is the health care cost trend rate assumption. The rate used was 8 percent for 1995 and is assumed to decrease gradually to 6 percent for 2006 and remain at that level thereafter. An additional one-percentage-point of increase each year in that rate would result in an $11 million annual increase in the aggregate of the service and interest cost components of net periodic postretirement benefit cost, and a $113 million increase in the accumulated postretirement benefit obligation at December 31, 1995.
     The following tables set forth the funded status and amounts recognized in the Consolidated Statements of Financial Position at each year-end for the company's defined-benefit pension and retiree health care and life insurance benefit plans. The summary showing pension plans whose accumulated benefits are in excess of assets at December 31, 1995, is comprised of two qualified plans along with thirteen unfunded nonqualified plans for benefits provided to directors, officers and employees either beyond those provided by, or payable under, the company's main plans.
     The company changed the discount rate for obligations and rate of increase for compensation assumptions in calculating the funded status of the plans at December 31, 1995. The changes resulted in a $922 million increase in the projected benefit obligation for pension plans and a $167 million increase in the accumulated postretirement benefit obligation.

NORTHROP GRUMMAN CORPORATION



$ in millions                                    1995        1994         1993        1992         1991
Pension plans whose assets exceed accumulated benefits
Actuarial present value of benefit obligations
 Vested benefits                              $ 6,572     $ 2,487      $ 2,059     $ 1,690      $ 1,538
 Nonvested benefits                               320         228          175         153          147
 Accumulated benefit obligations                6,892       2,715        2,234       1,843        1,685
 Effect of assumed salary rate increases          469         409          453         421          387
 Projected benefit obligations                  7,361       3,124        2,687       2,264        2,072
Less market value of plan assets                8,319       4,210        3,970       3,642        3,458
Excess of assets over projected
 benefit obligations                             (958)     (1,086)      (1,283)     (1,378)      (1,386)
Unrecognized items
 Net transition asset                             289         332          374         415          458
 Prior service costs                             (286)       (307)        (114)       (133)        (135)
 Net gain                                         921         897          764         916          972
Accrued retiree benefits pension asset
  included in Consolidated Statements
of Financial Position                         $   (34)    $  (164)     $  (259)    $  (180)     $   (91)
Pension plans whose accumulated benefits exceed assets
Actuarial present value of benefit obligations
 Vested benefits                              $   311     $ 2,865      $    57     $    33      $    32
 Nonvested benefits                                 8         252            3
 Accumulated benefit obligations                  319       3,117           60          33           32
 Effect of assumed salary rate increases           15          16           19           3            3
 Projected benefit obligations                    334       3,133           79          36           35
Less market value of plan assets                  177       2,872           16
Excess of projected benefit
  obligations over assets                         157         261           63          36           35
Unrecognized items
 Net transition obligation                        (3)          (4)          (5)         (4)          (5)
 Prior service costs                              (5)          (8)         (14)          5           (7)
 Net gain(loss)                                  (31)           1           (7)         (3)           9
Additional minimum liability                      29            6           12           7            3
Accrued retiree benefits liability included in
  Consolidated Statements of
  Financial Position                         $   147      $   256      $    49      $   41        $   35


NORTHROP GRUMMAN CORPORATION


     Pension plan assets at December 31, 1995, were comprised of 50 percent domestic equity type investments in listed companies (including four percent in Northrop Grumman common stock), 13 percent equity investments listed on international exchanges, eight percent in cash and venture capital real estate and 29 percent in fixed income type investments, principally U.S. Government securities. The investment in Northrop Grumman represents 5,974,826 shares, or 12 percent of the company's total shares outstanding.
     Effective January 1, 1995, the company adopted amendments to two of the company's retirement plans to cap the maximum years of service credit that an employee can earn and adjusted the amount of service credit earned each year. The effect of these changes was to increase the projected benefit obligation at December 31, 1994 by $210 million.




$ in millions                                    1995        1994         1993        1992         1991
Retiree health care and life insurance benefit plans
Accumulated postretirement benefit obligation (APBO)
 Retirees                                     $   960     $   575      $   274     $   243      $   240
 Fully eligible active employees                   88         172           86          82           97
 Active employees not yet eligible                288         258          192         194          172
                                                1,336       1,005          552         519          509
Less market value of plan assets                  433         353          373         369          372
Excess of APBO over assets                        903         652          179         150          137
Unrecognized items
 Prior service cost                                (1)
 Net gain(loss)                                   (15)        156           74          72           45
Accrued retiree benefits liability included in
 Consolidated Statements of
    Financial Position                        $   887     $   808      $   253     $   222      $   182


     Retiree health care and life insurance plan assets at December 31, 1995, were almost entirely comprised of equity type investments in listed companies.

CONTINGENCIES
The corporation and its subsidiaries have been named as defendants in various legal actions. Based upon available information, it is the company's expectation that those actions are either without merit or will have no material adverse effect on the company's results of operations or financial position. Minimum rental commitments under long-term noncancellable operating leases total $158 million which is payable as follows; 1996 - $47 million, 1997 - $35 million, 1998 - $24 million, 1999 -
$19 million, and 2000 - $11 million, and 2001 and thereafter - $22 million.

NORTHROP GRUMMAN CORPORATION

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

LONG-TERM INCENTIVE STOCK PLAN

The company's 1993 Long-Term Incentive Stock Plan(LTISP) provides for stock options, stock appreciation rights (SARs) and stock awards to key employees. This plan added 2,300,000 shares, of which up to one-half may be in the form of stock awards, to the pool available for future grants. The 1993 LTISP was amended in 1995, adding 1,800,000 shares, along with 300,000 shares added from the adoption of a stock option plan for non-employee directors, to the pool available for grants. The number of shares reserved for future grants shown in the following table reflects both stock options and stock awards.
     Stock awards, in the form of restricted performance stock rights, are granted to key employees without payment to the company. Recipients of the rights earn shares of stock based on a total shareholder return measure of performance over a five year period with interim distributions beginning three years after grant. If at the end of the five year period the performance objectives have not been met, 70 percent of the original grant will be forfeited. Compensation expense is estimated and accrued over the vesting period.
     Each grant of a stock option is made at the closing market price on the date of the grant. When stock options are exercised, the amount of the cash proceeds to the company is added to paid-in capital. Under current accounting standards there are no additions to or deductions from income in connection with these options.
     Termination of employment can result in forfeiture of some or all of the benefits extended under the plans.

NORTHROP GRUMMAN CORPORATION


  Stock option activity for the last five years is summarized below:


                                                                                          Shares
                                                          Shares         Shares     Reserved for
                                                    Under Option    Exercisable    Future Grants
Outstanding at January 1, 1991, nonstatutory
   options with 1,800,000 SARs, at $15 to $47
    per share                                         2,846,320      1,491,420       1,161,149
   Granted                                               67,000
   Cancelled                                            (54,420)
   Exercised or surrendered, at $17 to $19
    per share                                           (35,030)
Outstanding at December 31, 1991, nonstatutory
   options with 1,800,000 SARs, at $15 to $47
    per share                                         2,823,870      1,841,070       1,152,902
   Granted                                              635,700
   Cancelled                                            (43,380)
   Exercised or surrendered, at $16 to $29
    per share                                          (281,660)
Outstanding at December 31, 1992, nonstatutory
   options at $15 to $47 per share                    3,134,530      1,798,550         413,780
   Granted                                              515,300
   Cancelled                                            (96,640)
   Exercised or surrendered, at $15 to $30
    per share                                        (1,405,330)
Outstanding at December 31, 1993, nonstatutory
   options at $15 to $36 per share                    2,147,860        738,300       1,618,640
   Granted                                              708,700
   Cancelled                                            (61,215)
   Exercised or surrendered, at $15 to $36
    per share                                          (265,430)
Outstanding at December 31, 1994, nonstatutory
   options at $15 to $43 per share                    2,529,915        817,660         816,485
   Granted                                              762,500
   Cancelled                                           (130,885)
   Exercised or surrendered, at $15 to $43 per share   (170,810)
Outstanding at December 31, 1995, nonstatutory
   options at $15 to $62 per share                    2,990,720      1,064,925       2,297,775


NORTHROP GRUMMAN CORPORATION

SUBSEQUENT EVENT
On January 3, 1996 the company entered into a definitive agreement to acquire the defense and electronics systems business of Westinghouse Electric Corporation for $3 billion in cash. The company has obtained bank commitments totaling $4.8 billion to finance the transaction and replace its current credit agreement. The transaction is subject to normal governmental and regulation reviews and is expected to close in March 1996.

UNAUDITED SELECTED QUARTERLY DATA
Quarterly financial results, previously reported are set forth in the following tables together with dividend and common stock price data.

1995 Quarters, $ in millions, except per share      4       3        2       1
Net sales                                      $1,812  $1,630   $1,759  $1,617
Operating margin                                  121     131      167     117
Net income                                         58      61       79      54
Earnings per share                               1.17    1.25    1.59     1.10
Dividend per share                                .40     .40     .40      .40
Stock price:
High                                           64 1/4  62 5/8      54   49 3/4
Low                                            56      51 7/8      47   39 3/4

     The operating margin in the second quarter of 1995 benefited from a net $34 million in cumulative operating margin adjustments. Positive adjustments on the B-2 stealth bomber and C-17 military transport programs were partially offset by a downward adjustment on the Boeing 747 jetliner program. The 747 adjustment reflected cost increases related to the stretch-out of the current production contract, which is now scheduled to conclude in the fall of 1996. The B-2 adjustment was made as a result of negotiated contract adjustments and a revised estimate of the overall operating margin expected to be earned on the B-2 production contract. The positive adjustment on the C-17 reflected improved operating performance on this program.

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
Stock price:
High                                           47 3/8  45 3/8    39 3/4  45 7/8
Low                                            40 1/4  35 3/4    34 1/2  36 7/8

     Operating margin(loss) for the first three quarters of 1994 has been restated to reflect the reclassification of losses on disposals of machinery and other equipment previously included in the "Other, net" classification in the Consolidated Statements of Income. The operating loss in the fourth quarter of 1994 resulted from a $282 million charge for a voluntary early retirement incentive program offered in 1994 and a $42 million provision for the planned disposal of real estate and other assets.
     The corporation's common stock is traded on the New York and Pacific Stock Exchanges (trading symbol NOC). The approximate number of holders of record of the corporation's common stock at January 31, 1996, was 10,858.

NORTHROP GRUMMAN CORPORATION


INDEPENDENT AUDITORS' REPORT
Board of Directors and Shareholders
Northrop Grumman Corporation
Los Angeles, California







     We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and Subsidiaries as of December 31 for each of the years 1991 through 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and Subsidiaries at December 31 for each of the years 1991 through 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in the footnotes to the consolidated financial statements, in 1991 the company changed its method of computing income taxes by adopting Financial Accounting Standards Board Statement No. 109 - Accounting for Income Taxes and its accounting for nonpension benefit plans by adopting Financial Accounting Standards Board Statement No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions.



Deloitte & Touche LLP
Los Angeles, California
February 7, 1996
NORTHROP GRUMMAN CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure No information is required in response to this Item.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
     The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

     The information as to Executive Officers is contained in Part I of this report as permitted by General Instruction G(3).

Item 11.  Executive Compensation
     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 13.  Certain Relationships and Related Transactions
     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

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

      2.  Financial Statement Schedule
              Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.
     Separate financial statements of the parent company are omitted since it is primarily an operating company and minority equity interests in and/or nonguaranteed long-term debt of subsidiaries held by others than the company are in amounts which together do not exceed 5 percent of the total consolidated assets at December 31, 1995.

NORTHROP GRUMMAN CORPORATION


Exhibits:

  3(a) Certificate of Incorporation, as amended (incorporated by reference to Form S-3 Registration Statement, filed August 18, 1994)

  3(b) Northrop Grumman Corporation Bylaws, amended as of May 18, 1994
       (incorporated by reference to Form S-3 Registration Statement, filed August 18, 1994) and amended as of August 17, 1994

  4(a) Common Stock Purchase Rights Agreement (incorporated by reference to
       Form 8-A filed September 22, 1988, amended on August 2, 1991 (incorporated by reference to Form 8 filed August 2, 1991) and amended on September 28, 1994 (incorporated by reference to Form 8/A-A filed October 7, 1994)

  4(b) Indenture Agreement dated as of October 15, 1994 (incorporated by reference to Form 8-K filed October 25, 1994)

 10(a) Northrop Grumman Corporation Amended and Restated Credit Agreement dated as of April 15, 1994, as amended and restated as of April 18, 1994 (incorporated by reference to Report on Form 10-Q filed May 9, 1994), amended as of May 11, 1994, and amended as of December 9, 1994 (incorporated by reference to Form 10-K filed
       March 21, 1995)

 10(b) Uncommitted Credit Facility dated October 10, 1994, between Northrop
       Grumman Corporation and Wachovia Bank of Georgia, N.A., which is substantially identical to facilities between Northrop Grumman Corporation and certain banks some of which are parties to the Credit Agreement filed as Exhibit 10(a) hereto

*10(c) 1973 Incentive Compensation Plan (incorporated by reference to
       Form 8-B filed June 21, 1985)

*10(d) 1973 Performance Achievement Plan (incorporated by reference to
       Form 8-B filed June 21, 1985)

*10(e) Northrop Supplemental Plan 2

*10(f) Northrop Grumman Corporation ERISA Supplemental Plan 1 (incorporated by reference to Form 10-K filed February 28, 1994).

*10(g) Retirement Plan for Independent Outside Directors (incorporated by reference to Form SE filed March 29, 1991), amended September 21, 1994 (incorporated by reference to Form 10-K filed March 21, 1995)

*10(h) 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Form SE filed March 30, 1989)

*10(i) Executive Life Insurance Policy

*10(j) Executive Accidental Death, Dismemberment and Plegia Insurance Policy

*10(k) Executive Long-Term Disability Insurance Policy

*10(l) Key Executive Medical Plan Benefit Matrix

NORTHROP GRUMMAN CORPORATION

*10(m) Executive Dental Insurance Policy Group Numbers 5134 and 5135

*10(n) Group Excess Liability Policy

*10(o) Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended
       (incorporated by reference to Northrop Grumman Corporation Proxy Statement filed March 30, 1995)

*10(p) Northrop Corporation 1993 Stock Plan for Non-Employee Directors
       (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993), amended as of September 21, 1994 (incorporated by reference to Form 10-K filed March 21, 1995)

*10(q) Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee
       Directors (incorporated by reference to 1995 Proxy Statement filed March 30, 1995)

*10(r) Northrop Corporation Special Severance Pay Agreement (incorporated by reference to Northrop Corporation Report on Form 10-K filed February 28, 1994), amended and restated as of July 13, 1995

*10(s) Employment Agreement effective January 1, 1996 between Northrop
       Grumman Corporation and Gordon L. Williams

*10(t) Executive Deferred Compensation Plan (effective December 29,1994)

*10(u) Northrop Grumman Transition Project Incentive Plan (incorporated by reference to Form 10-K filed March 21, 1995)

 10(v) Agreement and Plan of Merger dated April 3, 1994 (incorporated by reference to Form 8-K filed May 2, 1994)

 11    Statement Re Computation of Per Share Earnings

 21    Significant subsidiaries of registrant

 23    Independent Auditors' Consent

 24    Power of Attorney

 27    Financial Data Schedule

________________
* Listed as Exhibits pursuant to Item 601(b)(10) of Regulation S-K

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.



NORTHROP GRUMMAN CORPORATION



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 1996.


                             Northrop Grumman Corporation

                       By:          Nelson F. Gibbs
                                    Nelson F. Gibbs
                          Corporate Vice President and Controller
                                (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this 23rd day of February 1996, by the following persons and in the capacities indicated.

     Signature                       Title
Kent Kresa*           Chairman of the Board, President and  Chief Executive
                       Officer and Director (Principal Executive Officer)

Jack R. Borsting*            Director
John T. Chain, Jr.*          Director
Jack Edwards*                Director
Aulana L. Peters*            Director
John E. Robson*              Director
Richard R. Rosenberg*        Director
Brent Scowcroft*             Director
John Brooks Slaughter*       Director
Wallace C. Solberg*          Director
Richard J. Stegemeier*       Director
Richard B. Waugh, Jr.*       Corporate Vice President and Chief
                               Financial Officer

*By           James C. Johnson
        James C. Johnson, Attorney-in-Fact
       pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION



                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         (Dollars in Thousands)

           COL. A                              COL. B          COL. C        COL. D       COL. E
                                                                              Other
                                             Balance at                     Changes--     Balance
       Classification                         Beginning      Additions       Add          at End
                                             of Period        At Cost     (Deduct)(1)    of Period
Description:

Year ended December 31, 1991
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful amounts             $82,081     $   8,900       $(38,980)      $52,001

Year ended December 31, 1992
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful amounts             $52,001     $   7,571      $  (2,412)      $57,160

Year ended December 31, 1993
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful amounts             $57,160     $   9,304      $  (9,759)      $56,705

Year ended December 31, 1994
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful amounts             $56,705       $25,283(2)    $(18,262)      $63,726

Year ended December 31, 1995
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful amounts             $63,726      $  6,357      $  (2,129)      $67,954


____________
(1)  Uncollectible amounts written off, net of recoveries.
(2)  Additions include $15,625 of allowance for bad debts from acquired company.


NORTHROP GRUMMAN CORPORATION


                                  EXHIBIT 11

              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                     (in thousands, except per share)


                                                 1995        1994         1993        1992         1991
Primary:
Average shares outstanding                     49,364      49,139       48,085      47,179       47,075
Net effect of the assumed exercise of
 stock options - based on the treasury
  stock method                                  1,111         758          792         251          187
      Totals                                   50,475      49,897       48,877      47,430       47,262
Income before cumulative effect
 of accounting principle changes             $252,159     $35,264      $95,755    $120,922     $268,256
Cumulative effect on prior years of
 changes in accounting principles:
      Income Taxes                                                                               20,282
      Retiree healthcare and life
       insurance benefits                                                                       (87,717)
Net Income                                   $252,159     $35,264      $95,755    $120,922     $200,821
Earnings per share before
 cumulative effect of accounting
  principle changes                          $   5.00     $   .71      $  1.96    $   2.55     $   5.68
Cumulative effect on prior years
 of change in accounting principles,  per share:
      Income Taxes                                                                                  .43
      Retiree healthcare and life
        insurance benefits                                                                        (1.86)
Earnings per share(1)                         $  5.00     $   .71      $  1.96    $   2.55     $   4.25
Fully diluted:
Average shares outstanding                     49,364      49,139       48,085      47,179       47,075
Net effect of the assumed exercise
 of stock options - based on the
  treasury stock method                         1,356         837          872         805          225
      Totals                                   50,720      49,976       48,957      47,984       47,300
Income before cumulative effect
 of accounting principle changes             $252,159     $35,264      $95,755    $120,922     $268,256
Cumulative effect on prior years of
 changes in accounting principles:
      Income Taxes                                                                               20,282
      Retiree healthcare and life
       insurance benefits                                                                       (87,717)
Net Income                                   $252,159     $35,264      $95,755    $120,922     $200,821
Earnings per share before
 cumulative effect of accounting
  principle changes                          $   4.97     $   .71      $  1.96    $   2.52     $   5.67
Cumulative effect on prior years
 of change in accounting principles, per share:
      Income Taxes                                                                                  .43
      Retiree healthcare and life
        insurance benefits                                                                        (1.85)
Earnings per share(1)                        $    4.97    $   .71      $  1.96    $   2.52     $   4.25


(1)  This calculation was made in compliance with Item 601 of Regulation
     S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%.

NORTHROP GRUMMAN CORPORATION



                                EXHIBIT 23

                       INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements Nos. 2-73293, 2-98614, 33-15764, 33-49667, 33-55141, 33-55146, 33-59815 and
33-59853 of Northrop Grumman Corporation on Form S-8 of our report dated February 7,1996, appearing in this Annual Report on Form 10-K of Northrop Grumman Corporation for the year ended December 31, 1995.






DELOITTE & TOUCHE LLP

Los Angeles, California
February 22, 1996