Form 10-Q
period 1996-03-31
NORTHROP GRUMMAN CORP
filed 1996-05-15
CIK 72945

PAGE 1

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                    or

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



Common Stock outstanding as of  April 30, 1996       49,633,330 shares


Part I. Financial Information Northrop Grumman Corporation and Subsidiaries
Item 1. Financial Statements



CONSOLIDATED CONDENSED STATEMENTS
OF INCOME

                                             Three months ended March 31
$ in millions, except per share                            1996     1995

Net Sales                                                $1,603   $1,617
Cost of sales
  Operating costs                                         1,273    1,299
  Administrative and general expenses                       191      201
Operating margin                                            139      117
Other,net                                                     9        5
Interest expense                                            (46)     (34)
Income before income taxes                                  102       88
Federal and foreign income taxes                             41       34
Net income                                               $   61   $   54

Weighted average shares outstanding, in millions           49.6     49.3

Earnings per share                                       $ 1.23   $ 1.10

Dividends per share                                      $  .40   $  .40






                                 Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION





                                                    March 31  December 31
$ in millions                                           1996         1995

Assets
Cash and cash equivalents                           $    79        $   18
Accounts receivable, net of progress payments
  of $2,541 in 1996 and $2,426 in 1995                1,446         1,197
Inventoried costs, net of progress payments
  of $774 in 1996 and $428 in 1995                      996           771
Deferred income taxes                                    27            25
Prepaid expenses                                         76            61
Total current assets                                  2,624         2,072

Property, plant and equipment                         3,422         2,900
Accumulated depreciation                             (1,744)       (1,724)
                                                      1,678         1,176

Goodwill, net of amortization of $77
  in 1996 and $63 in 1995                             3,454         1,403
Other purchased intangibles, net of
  amortization of $46 in 1996 and $36 in 1995           981           356
Prepaid pension cost, intangible
  pension asset and benefit trust fund                   97            99
Deferred income taxes                                   502           255
Investments in and advances to
  affiliates and sundry assets                          159            94
                                                      5,193         2,207
                                                     $9,495        $5,455




                                                   March 31   December 31
$ in millions                                          1996          1995


Liabilities and Shareholders' Equity
Notes payable to banks                               $             $   65
Current portion of long-term debt                       250           144
Trade accounts payable                                  449           360
Accrued employees' compensation                         275           203
Advances on contracts                                   195            98
Income taxes payable, including deferred
  income taxes of $438 in 1996 and $471 in 1995         547           528
Other current liabilities                               569           317
Total current liabilities                             2,285         1,715
Long-term debt                                        3,951         1,163
Accrued retiree benefits                              1,649         1,048
Other long-term obligations                              47            23
Deferred gain on sale/leaseback                          15            16
Deferred income taxes                                    43            31
Paid-in capital
  Preferred stock, 10,000,000 shares
      authorized and none issued
  Common stock, 200,000,000 shares
      authorized; issued and outstanding:
         1996 -- 49,632,060; 1995 -- 49,462,615         276           272
Retained earnings                                     1,241         1,199
Unfunded pension losses, net of taxes                   (12)         (12)
                                                      1,505         1,459
                                                     $9,495        $5,455

                                Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS



                                              Three months ended March 31
$ in millions                                          1996          1995

Operating Activities
 Sources of Cash
   Cash received from customers
     Progress payments                               $  455        $  618
     Other collections                                1,215         1,100
   Income tax refunds received                            5             6
   Other cash receipts                                                  8
   Cash provided by operating activities              1,675         1,732
 Uses of Cash
   Cash paid to suppliers and employees               1,419         1,505
   Interest paid                                         19            23
   Income taxes paid                                      7            11
   Other cash payments                                                  2
   Cash used in operating activities                  1,445         1,541
 Net cash provided by operating activities              230           191
Investing Activities
 Payment for purchase of Westinghouse ESG,
   net of cash acquired                              (2,904)
 Additions to property, plant and equipment             (41)          (45)
 Proceeds from sale of property, plant and equipment      5            10
 Proceeds from sale of affiliate                                        3
  Other investing activities                             14            (1)
 Net cash used in investing activities               (2,926)          (33)
Financing Activities
 Borrowings under lines of credit                     1,973            94
 Proceeds from issuance of long-term debt             1,000
 Repayment of borrowings under lines of credit                       (171)
 Principal payments of long-term debt                  (140)          (70)
 Proceeds from issuance of stock                          4             1
 Dividends paid                                         (19)          (19)
 Other financing activities                             (61)
  Net cash provided by(used in) financing activities  2,757          (165)
Increase(decrease) in cash and cash equivalents          61            (7)
Cash and cash equivalents balance at
  beginning of period                                    18            17
Cash and cash equivalents balance at end of period   $   79        $   10



                                              Three months ended March 31
$ in millions                                            1996        1995

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities
Net income                                            $    61      $   54
Adjustments to reconcile net income
  to net cash provided
 Depreciation                                              47          53
 Amortization of intangible assets                         24          14
 Write-off of intangible asset                             10
 Gain on disposals of property, plant and equipment                    (2)
 Noncash retiree benefit income                           (25)        (29)
 Amortization of deferred gain on sale/leaseback          (1)          (1)
 Decrease(increase) in
   Accounts receivable                                    137         260
   Inventoried costs                                      (75)         12
   Prepaid expenses                                         6          11
 Increase(decrease) in
   Progress payments                                      (87)       (148)
   Accounts payable and accruals                           91          30
   Provisions for contract losses                          (4)        (96)
   Income taxes                                            46          33
Net cash provided by operating activities             $   230       $ 191

Noncash Investing and Financing Activities
Purchase of Westinghouse ESG
 Fair value of assets acquired                        $ 3,969
 Cash paid                                             (2,909)
 Liabilities assumed                                  $ 1,060

                             Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY


                                              Three months ended March 31
$ in millions                                          1996          1995

Paid-in Capital
At beginning of year                                 $  272       $   265
Employee stock awards and options exercised,
  net of forfeitures                                      4             1
                                                     $  276       $   266

Retained Earnings
At beginning of year                                 $1,199        $1,026
Net income                                               61            54
Cash dividends                                          (19)          (19)
                                                     $1,241        $1,061

Unvested Employee Restricted Award Shares            $             $   (1)

Unfunded Pension Losses, Net of Taxes                $  (12)       $





                                 Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION


$ in millions                                 Three months ended March 31
                                                        1996         1995

Net Sales
Military and Commercial Aircraft                    $   915       $ 1,027
Electronics and Systems Integration                     453           458
Other                                                   313           199
Intersegment sales                                      (78)          (67)
                                                    $ 1,603       $ 1,617
Operating Profit
Military and Commercial Aircraft                    $    84       $    90
Electronics and Systems Integration                      45            28
Other                                                    21             8
Total operating profit                                  150           126

Adjustments to reconcile
operating profit to operating margin:

Other income included above                                            (4)
State and local income taxes                             (6)           (7)
General corporate expenses                              (30)          (27)
Retiree benefit cost included in contract costs          28            47
Retiree benefit cost                                     (3)          (18)
Operating margin                                    $   139       $   117
Contract Acquisitions
Military and Commercial Aircraft                    $   699       $    99
Electronics and Systems Integration                     555           953
Other                                                 3,030           (63)
Intersegment acquisitions                               (85)          (68)
                                                    $ 4,199       $   921

Military and Commercial Aircraft                    $ 6,682       $ 8,261
Electronics and Systems Integration                   2,865         2,930
Other                                                 3,038           343
Intersegment backlog                                    (42)          (57)
                                                    $12,543       $11,477



                                Northrop Grumman Corporation and Subsidiaries


NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS


Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments (all of which were normal recurring accruals) necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in the company's 1995 Annual Report.

Acquisition
On March 1, 1996 the company purchased substantially all of the defense and electronics systems business of Westinghouse Electric Corporation at a cost of $2.9 billion and financed the transaction with new borrowings. The purchase method of accounting was used to record the transaction with fair values being assigned to the assets acquired and liabilities assumed. The excess of the purchase price over the tangible net assets acquired was assigned to identifiable intangible assets and the balance to goodwill with amortization on a straight-line basis over weighted average periods of nine years and 40 years, respectively.
     The business acquired will be operated as a division of the company and has been designated the Electronic Sensors and Systems Division (ESSD). Financial data of ESSD have been consolidated with Northrop Grumman effective March 1, 1996. The following unaudited pro forma financial information combines Northrop Grumman's and ESSD's results of operations as if the acquisition had taken place on January 1, 1995, and are not necessarily indicative of future operating results for Northrop Grumman.


                                        Three months ended March 31

                    $ in millions, except per share    1996      1995
                    Sales                            $1,850    $2,096
                    Net Income                           41        23
                    Earnings per share                  .82       .47






Inventories
The company's inventories consist primarily of work in process related to long-term contracts with customers; therefore further breakdown is considered inapplicable.


Long-Term Debt
During the first quarter of 1996 the company sold to institutional investors $400 million of 7 percent notes due 2006, $300 million of 7 3/4 percent debentures due 2016 and $300 million of 7 7/8 percent debentures due 2026. The proceeds from this issuance were used to finance a portion of the purchase price of ESSD. The debt indenture contains restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries. Concurrent with this debt issuance the company entered into a Registration Rights Agreement with the initial purchasers of the debt instruments requiring the company to file a registration statement with the Securities and Exchange Commission offering to exchange the debt instruments for registered securities of like kind and maturities. The registration statement must be filed and become effective by June 30, 1996 or the interest rate for each issued security is increased by 1/2 of one percent.
     To finance the balance of the purchase price of ESSD the company amended its Credit Agreement with a group of domestic and foreign banks to provide for three credit facilities: $1.8 billion available on a revolving credit basis through March 2002; a variable interest rate $500 million two-year term loan due March 1, 1998; and a variable interest rate
$1.5 billion six-year term loan due in 24 quarterly installments of $62.5 million plus interest beginning June 1996. At March 31, 1996,
$600 million was outstanding under the revolving credit facility along with the $2 billion under the term loan facilities.
     The company will pay, quarterly, a facility fee and, at least quarterly, interest based on the company's outstanding debt and credit rating or leverage ratio. In the event of a change in control as defined, the banks are relieved of their commitments. Compensating balances are not required.
     The credit agreement contains restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and interest coverage.







Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF ITS OPERATIONS

On March 1, 1996, Northrop Grumman completed the acquisition of the defense electronics and systems business of Westinghouse Electric Corporation. The business acquired will be operated as a division of the company and has been designated the Electronic Sensors and Systems Division (ESSD).
     Northrop Grumman results for the first quarter include ESSD operations from the date of the acquisition. Financial data for ESSD is included in the "Other" industry segment along with the operating results for those programs formerly reported in the missiles and unmanned vehicles segment and the data systems and other services segment. The company is in the process of evaluating segment reporting; reclassifications, as appropriate, will be reflected in the second quarter. Comparative results for 1995 do not include ESSD data.
     Sales for the quarter ended March 31, 1996 were at the same level as recorded in the first quarter of 1995. Without the ESSD acquisition, sales would have declined 13 percent.
     Military and commercial aircraft (MCA) segment sales decreased because of lower overall revenues on the B-2 and F/A-18 programs and decreased revenue on Boeing jetliners due to fewer deliveries.
     Sales in the other segment increased due to $200 million of sales for ESSD which more than offset lower revenues from the balance of programs in this segment.
     Sales by major program and units delivered in the first quarter were:

$ in millions                                           1996         1995
B-2                                                   $  432       $  456
E-8 Joint STARS                                          136          146
Boeing Jetliners                                         103          140
E-2                                                      121           60
F/A-18 C/D                                                96           62
F/A-18 E/F                                                55          119
ECM                                                       78           75
C-17                                                      71           67
BAT                                                       26           19
All Other                                                485          473
                                                      $1,603       $1,617

Units
                                                        1996         1995
F/A-18 C/D                                                13            8
747                                                        5            6
F/A-18 E/F                                                 2
C-17                                                       2            2
B-2                                                        2            1





     The amount and rate of operating margin earned on sales during the first quarter of 1996 increased as compared with comparable figures for 1995. While ESSD contributed to the increased amount of margin, the amortization of goodwill and other purchased intangibles related to this acquisition limited the overall rate increase. Operating profit earned by the MCA segment improved during the first quarter due to the benefit from the delivery of two B-2's versus one in the first quarter of 1995, and increased operating margin on the Boeing 747 jetliner and C-17 military transport programs. These increases were more than offset by $7 million in expenditures for ongoing company sponsored research and development on commercial aerostructures versus none in the first quarter of 1995, and a $25 million charge related to the nacelles work the company performed for Fokker Aircraft N.V., which declared bankruptcy in March 1996. The charge related to Fokker included $15 million for costs to terminate the program and $10 million to write-off associated intangibles which were recorded in connection with the acquisition of Grumman Corporation in 1994. The results for the first quarter of 1995 included a $4 million charge as a result of an arbitration ruling related to the F/A-18.
     The TSSAM development contract on which the company had experienced major losses was terminated for the convenience of the U.S. Government in the first quarter of 1995. The company had recorded losses in excess of $600 million over the preceding seven years. The company is unable to predict whether it will realize some or all of its claims pending with the U.S. Government related to the TSSAM contract, however, as previously stated, it does not expect the termination of the program to have a material adverse financial impact on the company.
     The electronics and systems integration segment operating profit increased primarily as a result of a higher rate of operating margin on increased revenues on the E-2 Hawkeye program.
     Other income for the first quarter of 1996 included a $4 million gain from the early retirement of notes payable which were due in 1999.
     Interest expense in this year's first quarter was $12 million higher than the corresponding period of 1995 following the $1 billion increase in average debt outstanding between the two years' first quarters. The increase in debt resulted from the new borrowings used to finance the acquisition of ESSD.
     The company's effective tax rate was 40.2 percent for the first quarter of 1996 versus 38.6 percent for the comparable period in 1995. The change in the rate for 1996 was caused by an increase in the amount of expenses not deductible for income taxes, which includes a portion of the amortization of goodwill associated with the ESSD acquisition.
     During the quarter, $230 million of cash was generated from operations versus $191 million in last year's first quarter, and was more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility will continue to be provided by cash flow generated from operating activities, which is not expected to continue for the balance of this year at the level achieved in the first quarter, supplemented by the unused borrowing capacity available under the company's credit agreement and other short term credit facilities.




Part II   OTHER INFORMATION
Item 1.   Legal Proceedings



False Claims Act Litigation

     In the first quarter of 1996, a jury trial commenced with respect to the remaining issues in the litigation described in the Company's Annual Report on Form 10-K for 1995 entitled U.S. ex rel David Peterson and Jeff Kroll v. Northrop Corporation. The government has asserted three separate claims totalling approximately $13.5 million, including a claim for alleged mischarging of approximately $12 million in violation of the False Claims Act. Damages awarded under the False Claims Act are subject to doubling or trebling and possible additional penalties including disallowance of attorneys' fees. The Company denies the material allegations of the claims and is vigorously defending the action.

U.S. Government Investigation

     On March 19, 1996, the United States Attorney's office advised the Company that it has declined criminal prosecution in connection with the Grand Jury investigation of the F/A-18 and Targets Programs.

Item 2.  Changes in Securities

     The amended Credit Agreement restricts the payment of dividends (other than dividends payable solely in stock of the Company), stock repurchases and other distributions. Subject to certain adjustments with respect to stock repurchases, the general effect of these restrictions is that distributions subsequent to January 1, 1996 may not exceed the sum of $225 million plus 80% of net income (or minus 100% of consolidated net loss) for the period subsequent to January 1, 1996, and may not be made if they would cause the company to exceed specified leverage ratios (which decline from 76% through December 30, 1996 to 60% on December 31, 2000 and thereafter) or if at the time of such distribution and immediately thereafter a default has occurred as defined in the Credit Agreement





                                   II-1


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 10(a)  Indemnification Agreement
          Exhibit 11.    Statement re Computation of Per Share Earnings
          Exhibit 27.    Financial Data Schedule

     (b) A report on Form 8-K was filed with the Securities and Exchange Commission on February 28, 1996 which provided a Form of Subordinated Indenture as an Exhibit to its Registration Statement on Form S-3 (No. 33-55143)

     (c) A report on Form 8-K was filed with the Securities and Exchange Commission on March 18, 1996 regarding the acquisition from Westinghouse Electric Corporation of substantially all of the assets of its Electronics Systems Group


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Northrop Grumman Corporation (Registrant)



Date:     May 14, 1996              by/s/N. F. Gibbs
                                    Nelson F. Gibbs
                                    Vice President and Controller


Date:     May 14, 1996              by/s/James C. Johnson
                                    James C. Johnson
                                    Vice President and Secretary







                                   II-2


                            Northrop Grumman Corporation and Subsidiaries


                                EXHIBIT 11
              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                     (in thousands, except per share)



                                              Three months ended March 31
Primary:                                               1996          1995

Average shares outstanding                           49,573        49,268
Common stock equivalents                              1,337           833
     Totals                                          50,910        50,101
Net income                                         $ 60,745      $ 54,122
Earnings per share(1)                              $   1.19      $   1.08
Fully diluted:
Average shares outstanding                           49,573        49,268
Common stock equivalents                              1,349         1,065
     Totals                                          50,922        50,333
Net income                                         $ 60,745      $ 54,122
Earnings per share(1)                              $   1.19      $   1.08


__________________

(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%.