Form 10-Q
period 1996-06-30
NORTHROP GRUMMAN CORP
filed 1996-08-02
CIK 72945

PAGE 1

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to___________________

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



Common Stock outstanding as of July 26, 1996         57,709,530 shares


                               Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME




                              Three months ended      Six months ended
                                         June 30               June 30

$ in millions, except per share   1996      1995        1996      1995

Net Sales                       $2,143    $1,759      $3,746    $3,376
Cost of sales
  Operating costs                1,631     1,360       2,904     2,659
  Administrative and
  general expenses                 304       232         495       433
Operating margin                   208       167         347       284
Other, net                          14        (3)         23         2
Interest expense                   (82)      (36)       (128)      (70)
Income before income taxes         140       128         242       216
Federal and foreign income taxes    54        49          95        83
Net income                      $   86    $   79      $  147    $  133

Weighted average shares outstanding,
  in millions                     51.0      49.3        50.3      49.3

Earnings per share              $ 1.69    $ 1.59      $ 2.92    $ 2.69

Dividends per share             $  .40    $  .40      $  .80    $  .80








                               Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION



                                                  June 30  December 31
$ in millions                                        1996         1995
Assets
Cash and cash equivalents                          $  119       $   18
Accounts receivable, net of progress payments
    of  $2,705 in 1996 and $2,426 in 1995           1,251        1,197
Inventoried costs, net of progress payments
    of $640 in 1996 and $428 in 1995                1,089          771
Deferred income taxes                                  32           25
Prepaid expenses                                       76           61
Total current assets                                2,567        2,072


Property, plant and equipment                       3,316        2,900
Accumulated depreciation                           (1,759)      (1,724)
                                                    1,557        1,176

Goodwill, net of amortization of  $99  in 1996
    and $63 in 1995                                 3,384        1,403
Other purchased intangibles, net of amortization
 of $70 in 1996 and $36 in 1995                     1,039          356
Prepaid pension cost, intangible
    pension asset and benefit trust fund              169           99
Deferred income taxes                                 459          255
Investments in and advances to
    affiliates and sundry assets                      256           94
                                                    5,307        2,207
                                                   $9,431       $5,455







                              Northrop Grumman Corporation and Subsidiaries


                                                  June 30  December 31
$ in millions                                        1996         1995

Liabilities and Shareholders' Equity
Notes payable to banks                             $            $   65
Current portion of long-term debt                     250          144
Trade accounts payable                                457          360
Accrued employees' compensation                       318          203
Advances on contracts                                 190           98
Income taxes payable, including deferred
  income taxes of $495 in 1996 and $471 in 1995       584          528
Other current liabilities                             471          317
Total current liabilities                           2,270        1,715
Long-term debt                                      3,338        1,163
Accrued retiree benefits                            1,678        1,048
Other long-term obligations                            63           39
Deferred income taxes                                  17           31
Paid-in capital
  Preferred stock, 10,000,000 shares
    authorized and none issued
  Common stock, 200,000,000 shares
    authorized; issued and outstanding:
        1996 -- 57,694,790; 1995 -- 49,462,615        770          272
Retained earnings                                   1,307        1,199
Unfunded pension losses, net of taxes                 (12)         (12)
                                                    2,065        1,459
                                                   $9,431       $5,455








                              Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS



                                              Six months ended June 30
$ in millions                                        1996         1995
Operating Activities
    Sources of Cash
      Cash received from customers
        Progress payments                         $ 1,117       $1,254
        Other collections                           2,722        2,066
      Income tax refunds received                       5            7
      Interest Received                                 3
      Other cash receipts                               1            7
      Cash provided by operating activities         3,848        3,334
    Uses of Cash
      Cash paid to suppliers and employees          3,250        3,040
      Interest paid                                    91           74
      Income taxes paid                                46           44
      Other cash payments                                            3
      Cash used in operating activities             3,387        3,161
    Net cash provided by operating activities         461          173
Investing Activities
    Payment for purchase of Westinghouse ESG,
      net of cash acquired                         (2,884)
    Additions to property, plant and equipment        (85)         (71)
    Proceeds from sale of property,
      plant and equipment                              12           16
    Proceeds from sale of affiliates                   12            4
    Funding of retiree benefit trust                  (25)
    Other investing activities                         32           (7)
    Net cash used in investing activities          (2,938)         (58)
Financing Activities
    Borrowings under lines of credit                1,973          150
    Repayment of borrowings under lines of credit    (613)        (171)
    Proceeds from issuance of long-term debt        1,000
    Principal payments of long-term debt             (140)         (71)
    Proceeds from issuance of stock                   498            2
    Dividends paid                                    (39)         (39)
    Other financing activities                       (101)
    Net cash provided by(used in)
     financing activities                           2,578         (129)
Increase(decrease) in cash and cash equivalents       101          (14)
Cash and cash equivalents balance at
  beginning of period                                  18           17
Cash and cash equivalents balance
  at end of period                                $   119       $    3



                               Northrop Grumman Corporation and Subsidiaries




                                              Six months ended June 30
$ in millions                                        1996         1995
Reconciliation of Net Income to Net Cash
Provided by Operating Activities
Net income                                        $   147        $ 133
Adjustments to reconcile net income to
  net cash provided
    Depreciation                                      100          115
    Amortization of intangible assets                  70           28
    Write-off of intangible asset                      10
    Loss/(gain) on disposals of property,
     plant and equipment                                9           (3)
    Noncash retiree benefit income                    (65)         (51)
    Decrease(increase) in
      Accounts receivable                             106           55
      Inventoried costs                               (75)         116
      Prepaid expenses                                (43)          24
    Increase(decrease) in
    Progress payments                                 (25)         (75)
      Accounts payable and accruals                   178         (108)
      Provisions for contract losses                  (16)        (117)
      Income taxes                                     70           56
    Other transactions                                 (5)
Net cash provided by operating
  activities                                      $   461        $ 173

Noncash Investing and Financing Activities
Purchase of Westinghouse ESG
      Fair value of assets acquired                     $ 3,894
      Cash paid                                          (2,889)
      Liabilities assumed                               $ 1,005






                              Northrop Grumman Corporation and Subsidiaries






                                              Six months ended June 30
$ in millions                                        1996         1995

Paid-in Capital

At beginning of year                               $  272       $  265
Stock issuance                                        493
Employee stock awards and options exercised,
net of forfeitures                                      5            2
                                                   $  770       $  267

Retained Earnings
At beginning of year                               $1,199       $1,026
Net income                                            147          133
Cash dividends                                        (39)         (39)
                                                   $1,307       $1,120

Unvested Employee Restricted Award Shares          $            $   (1)

Unfunded Pension Losses, Net of Taxes              $  (12)      $









                              Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION



                              Three months ended      Six months ended
                                         June 30               June 30

$ in millions, except per share   1996      1995        1996      1995
Net Sales
Military and Commercial
 Aircraft                       $1,073    $1,260      $2,061    $2,408
Electronics                      1,136       573       1,828     1,107
Intersegment sales                 (66)      (74)       (143)     (139)
                                $2,143    $1,759      $3,746    $3,376
Operating Profit
Military and Commercial
  Aircraft                      $  125    $  132     $   213   $   227
Electronics                         96        46         158        77
Total operating profit             221       178         371       304

Adjustments to reconcile
operating profit to operating margin:

Other deductions(income)
  included above                    (1)        4          (1)
State and local income taxes       (13)       (7)        (19)      (14)
General corporate expenses         (29)      (30)        (59)      (57)
Retiree benefit cost included in
 contract costs                     44        42          72        89
Retiree benefit cost               (14)      (20)        (17)      (38)
Operating margin                $  208    $  167     $   347   $   284
Contract Acquisitions
Military and Commercial
  Aircraft                      $1,139    $  639     $ 1,878   $   635
Electronics                      1,057       627       4,601     1,618
Intersegment acquisitions          (78)      (71)       (162)     (137)
                                $2,118    $1,195     $ 6,317   $ 2,116
Funded Order Backlog
Military and Commercial
  Aircraft                                           $ 6,894   $ 7,890
Electronics                                            5,678     3,077
Intersegment backlog                                     (54)      (54)
                                                     $12,518   $10,913





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

Acquisition
On March 1, 1996 the company purchased substantially all of the defense and electronics systems business of Westinghouse Electric Corporation at a cost of $2.9 billion and financed the transaction with new borrowings. The purchase method of accounting was used to record the transaction with fair values being assigned to the assets acquired and liabilities assumed. The excess of the purchase price over the tangible net assets acquired was assigned to identifiable intangible assets and the balance to goodwill with amortization on a straight-line basis over weighted average periods of 11 years and 40 years, respectively.
     The business acquired is being operated as a division of the company and has been designated the Electronic Sensors and Systems Division (ESSD). Financial data of ESSD have been consolidated with Northrop Grumman effective March 1, 1996. The following unaudited pro forma financial information combines Northrop Grumman's and ESSD's results of operations as if the acquisition had taken place on January 1, 1995, and is not necessarily indicative of future operating results for Northrop Grumman.

                              Three months ended          Six months ended
                                         June 30                   June 30
     $ in millions                1996      1995            1996      1995
     Sales                      $2,143    $2,317          $3,993    $4,413
     Net Income                     86        54             127        77
     Earnings per share           1.69      1.09            2.52      1.56

Inventoried Costs
The company's inventoried costs consist primarily of work in process related to long-term contracts with customers; therefore further breakdown is considered inapplicable.

Goodwill and Other Purchased Intangibles
Goodwill and other purchased intangible assets are amortized over periods of 40 years and a weighted average of 15 years, respectively. Goodwill and other purchased intangibles balances are included in the identifiable assets of the industry segment to which they have been assigned and amortization is charged against the respective industry segment operating profit. The recoverability of goodwill and other purchased intangibles is evaluated at least annually considering the projected future profitability and cash flow at the operations to which they relate. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded.




                         Northrop Grumman Corporation and Subsidiaries

Long-Term Debt
During the first quarter of 1996 the company sold to institutional investors $400 million of 7 percent notes due 2006, $300 million of 7 3/4 percent debentures due 2016 and $300 million of 7 7/8 percent debentures
due 2026.   The proceeds from this issuance were used to finance a
portion of the purchase price of ESSD. The debt indenture contains restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries. Concurrent with this debt issuance the company entered into a Registration Rights Agreement with the purchasers of the debt instruments requiring the company to file a registration statement with the Securities and Exchange Commission offering to exchange the debt instruments for registered securities of like kind and maturities. The registration statement was filed and became effective June 17, 1996.
     To finance the balance of the purchase price of ESSD the company amended its Credit Agreement with a group of domestic and foreign banks to provide for three credit facilities: $1.8 billion available on a revolving credit basis through March 2002; a variable interest rate $500 million two-year term loan due March 1, 1998; and a variable interest rate $1.5 billion six-year term loan due in 24 quarterly installments of $62.5 million plus interest beginning June 1996. At June 30, 1996, a total of $2 billion was outstanding under these facilities.
     The company will pay a facility fee and, at least quarterly, interest on the outstanding debt under the Credit Agreement at rates which vary based in part on the company's credit rating and leverage ratio. In the event of a change in control as defined, the banks are relieved of their commitments. Compensating balances are not required.
     The credit agreement contains restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and interest coverage.

Common Stock
In June 1996 the company, in a public offering, issued approximately 8 million shares of common stock at $63.25 per share. The net proceeds of $493 million was used to pay down outstanding debt under the company's credit agreement.

Contingencies
In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by other environmental agencies. To assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediation of contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at June 30, 1996, the reasonable range of future costs for environmental remediation, including those acquired in the purchase of the defense and electronics systems business of Westinghouse Electric Corporation, is $50.6 million to $75.3 million, of which $60.5 million has been accrued. While management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's results of operations or financial position.



                            Northrop Grumman Corporation and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF ITS OPERATIONS.


During the first quarter of 1996, Northrop Grumman acquired the defense and electronics systems business of Westinghouse Electric Corporation. The business acquired is being operated as a division of the company and has been designated the Electronic Sensors and Systems Division (ESSD). Northrop Grumman results for 1996 include ESSD operations from March 1, 1996, the date of acquisition. Results for 1995 do not include ESSD data.
     The reporting of industry segment data has been realigned based upon the company's current mix of products. Operating results for those programs formerly reported in the missiles and unmanned vehicles segment and aircraft services programs previously included in the data systems and other services segment (DSOS) are now included in the military and commercial aircraft segment (MCA). The balance of the programs included in DSOS and all of the operations of ESSD are included in the electronics industry segment. Data for comparable prior periods has been restated.
     Sales for the second quarter were the highest in the company's history and were 22 percent higher than the second quarter of 1995.
Sales rose 11 percent in the first half of 1996 when compared to the first six months of 1995.
     MCA industry segment sales decreased in the second quarter and first half of 1996 versus comparable periods of 1995 as a result of decreased volume on all of the segments military programs.
     Electronics industry segment sales for the second quarter and first six months of 1996 increased as compared to the same periods of 1995 primarily as a result of the post acquisition sales added by ESSD.








                              Northrop Grumman Corporation and Subsidiaries

     Sales by major program/business area and units delivered were as shown in the table below. The Airborne Radar, Marine, Space and Airspace Management program areas were acquired as part of ESSD. The balance of sales for ESSD are included in the "All Other" category.

                                    Three months            Six months
$ in millions                     1996      1995        1996      1995
B-2                             $  456    $  518      $  888    $  974
Surveillance Aircraft
 (E-8 Joint STARS, E-2)            304       322         561       528
F/A-18                             185       213         336       394
Boeing Jetliners                   158       157         261       297
Airborne Radar                     161                   216
ECM                                115        78         199       153
Marine                             129                   171
C-17                                50        72         121       139
Space                               91                   117
Airspace Management                 81                   113
Data Systems                        47        29          89       104
All Other                          366       370         674       787
                                $2,143    $1,759      $3,746    $3,376

                                    Three months            Six months
Units                             1996      1995        1996      1995
F/A-18 C/D                          19        15          32        23
747                                  7         7          12        13
F/A-18 E/F                           1         3           3         3
C-17                                 1                     3         2
B-2                                  1         1           3         2

     The amount of operating profit and the rate earned on sales during the second quarter and first half of 1996 increased for the total company as compared with the comparable figures for 1995. The rate of operating profit earned on sales increased for the second quarter of 1996 as compared to the second quarter of 1995 in the MCA industry segment primarily as a result of higher rates of margin on the C-17 military transport and commercial aerostructures programs. However, the amount of operating profit recorded in the MCA segment decreased due to lower sales volume for the segment. The second quarter of 1996 was also impacted by $7 million in expenditures for ongoing company-sponsored research and development on commercial aerostructures. The second quarter 1995 results included cumulative margin rate adjustments of a net $34 million resulting from positive improvements on the B-2 and C-17 programs, which were partially offset by a downward adjustment on the Boeing 747 jetliner program. MCA segment operating profit for the first six months decreased as compared to the first half of 1995 as a result of the lower overall revenues on the segment's military programs, $14 million of company-sponsored research and development on commercial aerostructures and a $25 million charge recorded in the first quarter related to the work performed for Fokker Aircraft N.V., which declared bankruptcy in March 1996. These decreases were partially offset by higher operating margin recorded on the C-17 and commercial aerostructures programs. Electronics industry segment operating profit for the second quarter of 1996


                         Northrop Grumman Corporation and Subsidiaries

increased versus the second quarter of 1995 as a result of increased operating margin on several of the company's existing electronics programs as well as the inclusion of the ESSD operations. Operating profit for the first six months of 1996 increased as compared to the first half of 1995 as a result of a higher amount and rate of operating margin on increased E-2 Hawkeye program revenues and the post-acquisition results of ESSD.
      Other income for the second quarter of 1996 included a $12 million gain from the sale of an equity investment in a manufacturer of high technology equipment. Other income for the first half of 1996 also included a $4 million gain from the early retirement of notes payable which were due in 1999.
     Interest expense for the second quarter of 1996 was $46 million higher than the corresponding quarter in 1995. Interest expense for the first six months of 1996 was $58 million higher than the first half of 1995. These increases resulted from the higher average level of borrowings due to new borrowings required for the ESSD acquisition.
     In June 1996 the company issued approximately 8 million shares of common stock in a public offering. The $493 million in net proceeds from the issuance were used to pay down long-term debt. During the first half of 1996, $461 million of cash was generated from operations versus $173 million in the first six months of 1995 and was more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility will continue to be provided by cash flow generated from operating activities, which for the balance of this year is not expected to continue at the level achieved in the first half, supplemented by unused borrowing capacity under the company's credit agreement and other short term credit facilities.

                       Forward-Looking Information

     Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information
(as defined in the Private Securities Litigation and Reform Act of 1995) that involve risk and uncertainties, including the availability of future cash flow. The company's operations are necessarily subject to various risks and uncertainties, actual outcomes are dependent upon the company's successful performance of internal plans, government customers'budgetary restraints, customer changes in short range and long range plans, domestic and international competition in both the defense and commercial areas, product performance, continued development and acceptance of new products, performance issues with key suppliers and subcontractors, government import and export policies, termination of government contracts, political processes, legal, financial and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support, as well as other economic, political and technological risks and uncertainties.








                         Northrop Grumman Corporation and Subsidiaries

Part II   OTHER INFORMATION
Item 1.   Legal Proceedings


False Claims Act Litigation

     In the second quarter of 1996, a Federal jury returned a unanimous verdict for the company with respect to the remaining issues in the litigation described in the company's Annual Report on Form 10-K for 1995 as supplemental in Item 1 of Part II of the company's Form 10-Q for the quarterly period ended March 31, 1996 entitled U.S. ex rel David Peterson and Jeff Kroll v. Northrop Corporation. The government had asserted three separate claims totaling approximately $13.5 million, including a claim for alleged mischarging of approximately $12 million in violation of the False Claims Act. Damages awarded under the False Claims Act are subject to doubling or trebling and possible additional penalties including disallowance of attorneys' fees. The government has filed a motion for a new trial.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Annual Meeting --

     The annual meeting of stockholders of Northrop Grumman Corporation was held on May 15, 1996.

(b) Election of Directors --

     The following Class II Director nominees were elected at the annual meeting:

     Phillip Frost
     John E. Robson
     John Brooks Slaughter

     The Directors whose term of office continues are:

     Jack R. Borsting
     John T. Chain, Jr.
     Jack Edwards
     Kent Kresa
     Aulana L. Peters
     Richard M. Rosenberg
     Wallace C. Solberg
     Brent Scowcroft
     Richard J. Stegemeier



                                  II-1


                         Northrop Grumman Corporation and Subsidiaries



(c) The matters voted upon at the meeting and the results of each vote are as follows:


                               Votes          Votes       Shares
For Directors:                  For          Against    Abstaining

Phillip Frost                42,296,225      526,405           -
John E. Robson               42,277,304      545,326           -
John Brooks Slaughter        42,321,561      501,069           -




                               Votes          Votes       Shares       Broker
                                For          Against    Abstaining   Non-Votes

Approval of the amendments
to the Company's 1993 Long-
Term Incentive Stock Plan    38,991,109    3,304,996     526,529          0

Ratification of the
appointment of Deloitte & Touche
as the Company's independent
auditors                     42,357,028      264,540     198,816      2,259

Shareholder Proposal          2,611,780   33,499,450   2,517,163  4,194,240











                                  II-2

                              Northrop Grumman Corporation and Subsidiaries

Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

     Exhibit 4.1 - Form of Officers' Certificate (without exhibits) establishing the terms of Northrop Grumman Corporation 7% Note Due 2006, 7 3/4% Debenture Due 2016 and 7 7/8% Debenture Due 2026 (incorporated by reference to Form S-4 Registration Statement (Reg. No. 333-02653) filed April 19, 1996, as amended by Amendment No. 1 filed May 22, 1996 and Amendment No. 2 filed June 14, 1996).

     Exhibit 4.2 - Form of Northrop Grumman Corporation 7% Note Due 2006 (incorporated by reference to Form S-4 Registration Statement (Reg. No. 333-02653) filed on April 19, 1996, as amended by Amendment No. 1 filed May 22, 1996 and Amendment No. 2 filed June 14, 1996).

     Exhibit 4.3 - Form of Northrop Grumman Corporation 7 3/4% Debenture Due 2016 (incorporated by reference to Form S-4 Registration Statement (Reg. No. 333-02653) filed April 19, 1996, as amended by Amendment No. 1 filed May 22, 1996 and Amendment No. 2 filed June 14, 1996).

     Exhibit 4.4 - Form of Northrop Grumman Corporation 7 7/8% Debenture
     Due 2026   (incorporated by reference to Form S-4 Registration
     Statement (Reg. No. 333-02653) filed April 19, 1996, as amended by Amendment No. 1 filed May 22, 1996 and Amendment No. 2 filed June 14, 1996).

     Exhibit 10.1 - Second Amended and Restated Credit Agreement dated as of April 15, 1994, Amended and Restated as of March 1, 1996
     (incorporated by reference to Form 8-K/A filed June 3, 1996).

     Exhibit 11 - Statement re Computation of Per Share Earnings

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K/A was filed with the Securities and Exchange Commission on June 3, 1996 regarding the acquisition from Westinghouse Electric Corporation of substantially all of the assets of its Electronics Systems Group, amending the report on Form 8-K filed on March 18, 1996.






                                  II-3

                         Northrop Grumman Corporation and Subsidiaries



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Northrop Grumman Corporation (Registrant)





Date:  August 2, 1996               by/s/N. F. Gibbs
                                    Nelson F. Gibbs
                                    Vice President and Controller


Date: August 2, 1996                by/s/James C. Johnson
                                    James C. Johnson
                                    Vice President and Secretary







                                  II-4

                              Northrop Grumman Corporation and Subsidiaries


                               EXHIBIT 11
             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                    (in thousands, except per share)



                              Three months ended      Six months ended
                                         June 30               June 30

Primary:                          1996      1995        1996      1995

Average shares outstanding      50,978    49,350      50,275    49,309
Common stock equivalents         1,300     1,057       1,319       945
     Totals                     52,278    50,407      51,594    50,254
Net income                     $86,044   $78,408    $146,789  $132,530
Earnings per share(1)          $  1.65   $  1.56    $   2.85  $   2.64



Fully diluted:

Average shares outstanding      50,978    49,350      50,275    49,309
Common stock equivalents         1,419     1,092       1,420     1,092
     Totals                     52,397    50,442      51,695    50,401
Net income                     $86,044   $78,408    $146,789  $132,530
Earnings per share(1)          $  1.64   $  1.55    $   2.84  $   2.63



____________


(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%