Form 10-Q
period 1996-09-30
NORTHROP GRUMMAN CORP
filed 1996-11-01
CIK 72945

PAGE 1

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                  or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to_____________________

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



Common Stock outstanding as of October 25, 1996      57,728,291 shares



                              Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                Three months ended  Nine months ended
                                      September 30       September 30

$ in millions, except per share     1996      1995      1996     1995

Net Sales                         $2,043    $1,630    $5,789   $5,006
Cost of sales
    Operating costs                1,606     1,269     4,563    3,928
   Administrative and
     general expenses                272       230       714      663
Operating margin                     165       131       512      415
Other, net                            17         5        40        7
Interest expense                     (69)      (36)     (197)    (106)
Income before income taxes           113       100       355      316
Federal and foreign income taxes      43        39       138      122
Net income                        $   70    $   61    $  217   $  194

Weighted average shares outstanding,
     in millions                    57.7      49.4      52.8     49.3

Earnings per share                $ 1.21    $ 1.25    $ 4.10   $ 3.93

Dividends per share               $  .40    $  .40    $ 1.20   $ 1.20




                         Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION


                                               September 30   December 31
$ in millions                                          1996          1995

Assets
Cash and cash equivalents                           $    93      $    18
Accounts receivable, net of progress payments
   of  $2,750 in 1996 and $2,426 in 1995              1,344        1,197
Inventoried costs, net of progress payments
    of $591 in 1996 and $428 in 1995                  1,114          771
Deferred income taxes                                    37           25
Prepaid expenses                                         94           61
Total current assets                                  2,682        2,072


Property, plant and equipment                         3,324        2,900
Accumulated depreciation                             (1,785)      (1,724)
                                                      1,539        1,176

Goodwill, net of accumulated
  amortization of $121 in 1996 and $63 in 1995        3,409        1,403
Other purchased intangibles, net of
  accumulated amortization of
    $92 in 1996 and $36 in 1995                       1,011          356
Deferred income taxes                                   438           99
Prepaid pension cost, intangible pension
   and benefit trust fund                               196          255
Investments in and advances to
    affiliates and sundry assets                        238           94
                                                      5,292        2,207
                                                    $ 9,513      $ 5,455




                             Northrop Grumman Corporation and Subsidiaries




                                              September 30   December 31
$ in millions                                         1996          1995

Liabilities and Shareholders' Equity
Notes payable to banks                              $   245      $    65
Current portion of long-term debt                       188          144
Trade accounts payable                                  463          360
Accrued employees' compensation                         366          203
Advances on contracts                                   185           98
Income taxes payable, including deferred
    income taxes of $554 in 1996 and $471 in 1995       609          528
Other current liabilities                               482          317
Total current liabilities                             2,538        1,715
Long-term debt                                        3,101        1,163
Accrued retiree benefits                              1,676        1,048
Other long-term obligations                              66           39
Deferred income taxes                                    21           31
Paid-in capital
  Preferred stock, 10,000,000 shares
    authorized and none issued
  Common stock, 200,000,000 shares
    authorized; issued and outstanding:
        1996 --57,728,291; 1995 -- 49,462,615,          770          272
Retained earnings                                     1,353        1,199
Unfunded pension losses, net of taxes                   (12)         (12)
                                                      2,111        1,459
                                                     $9,513       $5,455


                               Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS


                                          Nine months ended September 30
$ in millions                                            1996       1995

Operating Activities
    Sources of Cash
      Cash received from customers
        Progress payments                             $ 1,652     $1,708
        Other collections                               4,109      3,195
      Income tax refunds received                          12          7
      Interest received                                     8
      Other cash receipts                                   5         10
      Cash provided by operating activities             5,786      4,920
    Uses of Cash
      Cash paid to suppliers and employees              5,021      4,460
      Interest paid                                       156        102
      Income taxes paid                                    62         48
      Other cash payments                                              3
      Cash used in operating activities                 5,239      4,613
    Net cash provided by operating activities             547        307
Investing Activities
    Payment for purchase of Westinghouse ESG,
       net of cash acquired                            (2,886)
    Additions to property, plant and equipment           (122)       (97)
    Proceeds from sale of property, plant and equipment    24         31
    Proceeds from sale of affiliates                       18         29
    Funding of retiree benefit trust                      (25)
    Other investing activities                             19        (20)
    Net cash used in investing activities              (2,972)       (57)
Financing Activities
    Borrowings under lines of credit                    2,613        150
    Repayment of borrowings under lines of credit        (616)      (259)
    Proceeds from issuance of long-term debt            1,000
    Principal payments of long-term debt                 (832)       (70)
    Proceeds from issuance of stock                       498          3
    Dividends paid                                        (63)       (59)
    Other financing activities                           (100)
    Net cash provided by(used in) financing activities  2,500       (235)
Increase in cash and cash equivalents                      75         15
Cash and cash equivalents balance at
  beginning of period                                      18         17
Cash and cash equivalents balance at end of period    $    93     $   32


                              Northrop Grumman Corporation and Subsidiaries


                                           Nine months ended September 30
$ in millions                                             1996       1995

Reconciliation of Net Income to Net Cash
    Provided by Operating Activities
Net income                                              $  217     $  194
Adjustments to reconcile net income
  to net cash provided
    Depreciation                                           157        165
    Amortization of intangible assets                      116         43
    Write-off of intangible asset                           14
    Loss(gain) on disposals of property,
      plant and equipment                                    5         (6)
    Noncash retiree benefits                              (107)       (43)
    Decrease(increase) in
        Accounts receivable                                  1        244
        Inventoried costs                                  (41)       200
        Prepaid expenses                                   (90)       135
        Refundable income taxes                                        43
    Increase(decrease) in
        Progress payments                                  (30)      (323)
        Accounts payable and accruals                      224       (273)
        Provisions for contract losses                     (33)      (132)
        Income taxes                                       115         63
    Other transactions                                      (1)        (3)
Net cash provided by operating activities               $  547     $  307

Noncash Investing and Financing Activities
Purchase of Westinghouse ESG
    Fair value of assets acquired                       $3,948
    Cash paid                                            2,890
    Liabilities assumed                                 $1,058




                           Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY



                                      Nine months ended September 30
$ in millions                                        1996       1995

Paid-in Capital
At beginning of year                               $  272     $  265
Stock issuance                                        493
Employee stock awards and options exercised,
net of forfeitures                                      5          4
                                                   $  770     $  269

Retained Earnings
At beginning of year                               $1,199     $1,026
Net income                                            217        194
Cash dividends                                        (63)       (59)
                                                   $1,353     $1,161

Unvested Employee Restricted Award Shares          $         $   (1)
Unfunded Pension Losses, Net of Taxes              $  (12)   $













                            Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION



                                   Three months ended  Nine months ended
                                         September 30       September 30

$ in millions, except per share        1996      1995      1996     1995
Net Sales
Military and Commercial Aircraft     $1,058    $1,187   $ 3,119  $ 3,595
Electronics                           1,060       520     2,888    1,627
Intersegment sales                      (75)      (77)     (218)    (216)
                                     $2,043    $1,630   $ 5,789  $ 5,006
Operating Profit
Military and Commercial Aircraft     $  161    $  132   $   374  $   359
Electronics                              25        42       183      119
Total operating profit                  186       174       557      478

Adjustments to reconcile
operating profit to operating margin:

Other income included above              (8)       (1)       (9)      (1)
State and local income taxes             (5)      (13)      (24)     (27)
General corporate expenses              (31)      (21)      (90)     (78)
Mark to market restricted stock rights  (11)                (11)
Retiree benefit cost included
  in contract costs                      40        11       112      100
Retiree benefit cost                     (6)      (19)      (23)     (57)
Operating margin                     $  165    $  131    $  512   $  415

Contract Acquisitions
Military and Commercial Aircraft     $  734    $  893    $2,612   $ 1,528
Electronics                             605       697     5,206     2,315
Intersegment acquisitions               (70)      (61)     (232)     (198)
                                     $1,269    $1,529   $ 7,586   $ 3,645
Funded Order Backlog
Military and Commercial Aircraft                        $ 6,894   $ 7,596
Electronics                                               5,678     3,254
Intersegment backlog                                        (54)      (38)
                                                        $12,518   $10,812


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

Acquisition
On March 1, 1996 the company purchased substantially all of the defense and electronics systems business of Westinghouse Electric Corporation at a cost of $2.9 billion and financed the transaction with new borrowings. The purchase method of accounting was used to record the transaction with fair values being assigned to the assets acquired and liabilities assumed. The excess of the purchase price over the tangible net assets acquired was first assigned to identifiable intangible assets and the balance to goodwill with amortization on a straight-line basis over weighted average periods of 11 years and 40 years, respectively.
     The business acquired is being operated as a division of the company and has been designated the Electronic Sensors and Systems Division (ESSD). Financial data of ESSD have been consolidated with Northrop Grumman effective March 1, 1996. The following unaudited pro forma financial information combines Northrop Grumman's and ESSD's results of operations as if the acquisition had taken place on January 1, 1995, and is not necessarily indicative of future operating results for Northrop Grumman.
                                Three months ended  Nine months ended
                                      September 30       September 30

     $ in millions, except per share  1996    1995      1996     1995
     Sales                          $2,043  $2,178    $6,036   $6,591
     Net Income                         70       3       197       80
     Earnings per share               1.21     .06      3.72     1.62

Inventoried Costs
The company's inventoried costs consist primarily of work in process related to long-term contracts with customers.

Goodwill  and Other Purchased Intangibles
Goodwill and other purchased intangible assets are amortized over
periods of 40 years and a weighted average of 15   years,
respectively. Goodwill and other purchased intangibles balances are included in the identifiable assets of the industry segment to which they have been assigned and amortization is charged against the respective industry segment operating profit. The recoverability of goodwill and other purchased intangibles is evaluated at least annually considering the projected future profitability and cash flow at the operations to which they relate. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded.
                                  I-8


                             Northrop Grumman Corporation and Subsidiaries

Long-Term Debt
During the first quarter of 1996 the company sold to institutional investors $400 million of 7 percent notes due 2006, $300 million of 7 3/4 percent debentures due 2016 and $300 million of 7 7/8 percent
debentures due 2026.   The proceeds from this issuance were used to
finance a portion of the purchase price of ESSD. The debt indenture contains restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.
     To finance the balance of the purchase price of ESSD the company amended its Credit Agreement with a group of domestic and foreign banks to provide for three credit facilities: $1.8 billion available on a revolving credit basis through March 2002; a variable interest rate $500 million two-year term loan due March 1, 1998, which was repaid in July, 1996; and a variable interest rate $1.5 billion six-year term loan due in 24 quarterly installments of $62.5 million plus interest beginning June 1996. At September 30, 1996, a total of $1.7 billion was outstanding under these facilities. Effective November 1, 1996, the Credit Agreement was further amended to reduce the $1.5 billion term loan to $1.05 billion payable in 21 quarterly installments of $50 million plus interest beginning March 1, 1997.
     The company will pay a facility fee and, at least quarterly, interest on the outstanding debt under the Credit Agreement at rates which vary based in part on the company's credit rating and leverage ratio. In the event of a change in control, as defined, the banks are relieved of their commitments. Compensating balances are not required.
     The credit agreement contains restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and interest coverage.

Common Stock
In June 1996 the company, in a public offering, issued approximately 8 million shares of common stock at $63.25 per share. The net proceeds of $493 million were used to pay down outstanding debt under the company's Credit Agreement.

Contingencies
In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by other environmental agencies. To assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediation of contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at September 30, 1996, the reasonable range of future costs for environmental remediation, including those acquired in the purchase of the defense and electronics systems business of Westinghouse Electric Corporation, is $45 million to $65 million, of which $53 million has been accrued. While management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's results of operations or financial position.



                            Northrop Grumman Corporation and Subsidiaries

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL CONDITION AND THE RESULTS OF ITS OPERATIONS.


During the first quarter of 1996, Northrop Grumman acquired the defense and electronics systems business of Westinghouse Electric Corporation. The business acquired is being operated as a division of the company and has been designated the Electronic Sensors and Systems Division
(ESSD). Northrop Grumman results for 1996 include ESSD operations from March 1, 1996, the date of acquisition. Results for 1995 do not include ESSD data.
     The reporting of industry segment data has been realigned based upon the company's current mix of products. Operating results for those programs formerly reported in the missiles and unmanned vehicles segment and aircraft services programs previously included in the data systems and other services segment (DSOS) are now included in the military and commercial aircraft segment (MCA). The balance of the programs previously included in DSOS and all of the operations of ESSD are included in the electronics industry segment. Data for comparable prior periods has been restated.
     Sales for the third quarter of 1996 were 25 percent higher than last year's third quarter. Sales rose 16 percent in the first nine months versus the comparable period of 1995.
     MCA industry segment sales decreased in the third quarter and first nine months of 1996 versus comparable periods of 1995 primarily as a result of decreased volume on the B-2 bomber and F/A-18 strike fighter programs. Lower volume on the company's other military programs also contributed to the decrease in sales for the first nine months of 1996 versus the comparable period of 1995.
     Electronics industry segment sales for the third quarter and first nine months of 1996 increased over the same periods a year ago as a result of including the post acquisition sales added by ESSD, which more than offset the revenue declines in the other programs in this segment.
     Sales by major program/business area and units delivered were as shown in the following table. The Airborne Radar, Marine, Space and Airspace Management program areas were acquired as part of ESSD. The balance of sales for ESSD are included in the "All Other" category.





                        Northrop Grumman Corporation and Subsidiaries


                                      Three months        Nine months
                                      September 30       September 30

     $ in millions                  1996      1995      1996     1995
     B-2                          $  383    $  478    $1,271   $1,452
     Surveillance Aircraft
       (E-8 Joint STARS, E-2)        250       265       811      793
     F/A-18                          185       228       521      622
     Boeing Jetliners                160       124       421      421
     Airborne Radar                  172                 388
     ECM                              87        87       286      240
     Marine                          140                 311
     C-17                             73        56       194      195
     Space                            97                 214
     Airspace Management              58                 171
     Data Systems                     49        35       138      139
     All Other                       389       357     1,063    1,144
                                  $2,043    $1,630    $5,789   $5,006

                                      Three months        Nine months
     Units                          1996      1995      1996     1995
     F/A-18 C/D                       17        16        49       39
     747                               9         5        21       18
     F/A-18 E/F                                  2         3        5
     C-17                              2         3         5        5
     B-2                               1         1         4        3

     The amount of operating profit increased in the third quarter and first nine months of 1996 as compared to the same periods of 1995.
Third quarter operating profit included the disposition of three claims stemming from work performed in the 1980's. The MCA segment benefited $31 million from the settlement of two claims involving productivity improvements on the F/A-18 and contractual issues related to support services on the TA-4J aircraft. The Electronics industry segment operating profit was reduced by $29 million as a result of the writedown of a claim related to avionics work performed by the former Grumman Corporation prior to its acquisition by Northrop.
     The third quarter 1996 MCA segment operating profit also benefited from cumulative margin rate adjustments made on several Boeing jetliner programs, which resulted in a net $7 million operating margin increase. These adjustments reflected continued improvement in operating performance of these programs. The MCA segment operating profit for the first nine months of 1996 increased versus 1995 as a result of the $31 million from claim settlements and higher operating margin on the C-17 military transport aircraft and commercial aerostructures programs. These increases more than offset lower overall operating margin on the B-2 Bomber, due to lower sales volume, and a $25 million charge recorded in the first quarter of 1996 related to the company's work for Fokker Aircraft N.V., which declared bankruptcy last March. This

                             Northrop Grumman Corporation and Subsidiaries

year's first nine months also benefited from the delivery of four
B-2 bombers versus three in the first three quarters of 1995. The MCA segment third quarter and first nine months of 1996 were also impacted by $7 million and $21 million respectively in expenditures for ongoing company-sponsored research and development on commercial aerostructures, as compared to $15 million and $23 million for the comparable periods of 1995. Electronics industry segment operating profit for the third quarter was reduced by $9 million as a result of a cumulative downward margin rate adjustment related to the inspection and replacement of incorrect rivets installed on E-8 Joint STARS aircraft. The reductions in operating profit for the third quarter and first nine months of 1996 as compared to the same periods in 1995 were partially offset by the inclusion of ESSD operations.
     Operating margin for the third quarter and first nine months of 1996 included an increase in retiree benefit income, which was partially offset by a charge in the third quarter of 1996 for a mark to market adjustment related to restricted employee stock rights.
     Other income for the third quarter and first nine months included gains of $6 million and $18 million, respectively, from the sales of a portion of an equity investment in a manufacturer of high technology equipment.
     Interest expense for the third quarter of 1996 was $33 million higher than the corresponding quarter of 1995. Interest expense for the first nine months of 1996 was $91 million higher than the first three quarters of 1995. These increases resulted from the higher average level of borrowings due to new borrowings required for the ESSD acquisition.
     In June 1996 the company issued approximately 8 million shares of common stock in a public offering. The $493 million in net proceeds from the issuance were used to pay down long-term debt. During the first nine months $547 million of cash was generated from operations versus $307 million in the first nine months of 1995 and was more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility is expected to continue to be provided by the cash flow generated from operating activities, which for the balance of this year is not expected to continue at the level achieved in the first nine months, supplemented by unused borrowing capacity under the company's credit agreement and other short term credit facilities.

                      Forward-Looking Information
     Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involve risk and uncertainties, including the availability of future cash flow. The company's operations are necessarily subject to various risks and uncertainties, actual outcomes are dependent upon the company's successful performance of internal plans, government customers' budgetary restraints, customer changes in short range and long range plans, domestic and international competition in both the defense and commercial areas, product performance, continued development and acceptance of new products, performance issues with key suppliers and subcontractors, government import and export policies, termination of government contracts, political processes, legal, financial and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support, as well as other economic, political and technological risks and uncertainties.



                                 I-12
                         Northrop Grumman Corporation and Subsidiaries

Part II   OTHER INFORMATION
Item 1.   Legal Proceedings

     In the second quarter of 1996, a Federal jury returned a verdict for the company with respect to the remaining issues in the litigation entitled U.S. ex rel David Peterson and Jeff Kroll v. Northrop Corporation which is described in the company's Annual Report on Form 10-K for 1995, as supplemented in the company's Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996. The government's motion for a new trial filed on May 30, 1996, was denied on August 16, 1996. A notice of appeal was filed by the government on October 10, 1996.













                                 II-1
                           Northrop Grumman Corporation and Subsidiaries

Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits


     Exhibit 10 - Amendment No. 1 dated as of November 1, 1996, to
                  Second Amended and Restated Credit Agreement dated as of April 15, 1994, Amended and Restated as of March 1, 1996.

     Exhibit 11 - Statement re Computation of Per Share Earnings

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.




                                 II-2


                          Northrop Grumman Corporation and Subsidiaries

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Northrop Grumman Corporation (Registrant)





Date:    November 1, 1996           by/s/N. F. Gibbs
                                    Nelson F. Gibbs
                                    Corporate Vice President and Controller


Date:   November 1, 1996            by/s/James C. Johnson
                                    James C. Johnson
                                    Corporate Vice President and Secretary















                                 II-3


                             Northrop Grumman Corporation and Subsidiaries


                              EXHIBIT 11

            STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                   (in thousands, except per share)






                                Three months ended    Nine months ended
                                      September 30         September 30

Primary:                            1996      1995      1996       1995

Average shares outstanding        57,715    49,399    52,755     49,339
Common stock equivalents           1,472     1,265     1,370      1,052
     Totals                       59,187    50,664    54,125     50,391
Net income                       $69,751   $61,606  $216,540   $194,136
Earnings per share(1)            $  1.18   $  1.22  $   4.00   $   3.85



Fully diluted:

Average shares outstanding        57,715    49,399    52,755     49,339
Common stock equivalents           1,640     1,322     1,640      1,322
     Totals                       59,355    50,721    54,395     50,661
Net income                       $69,751   $61,606  $216,540   $194,136
Earnings per share(1)            $  1.18   $  1.21  $   3.98   $   3.83



(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options and rights, since their dilutive effect is less than 3%.