Form 10-K
period 1996-12-31
NORTHROP GRUMMAN CORP
filed 1997-02-25
CIK 72945

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996
                                    or
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

As of February 14, 1997, 57,972,721 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $4,400 million.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1997 Annual Meeting of
Stockholders.  Part III

NORTHROP GRUMMAN CORPORATION

                                  PART I


Item 1.  Business

     Northrop Corporation was incorporated in Delaware in 1985. Effective May 18, 1994, Northrop Corporation was renamed Northrop Grumman Corporation. Northrop Grumman is an advanced technology company operating in the aircraft and electronics industry segments of the broadly defined aerospace industry. The aircraft segment includes the design, development and manufacturing of aircraft and aircraft subassemblies. The electronics segment includes the design, development, manufacturing and integration of electronic systems for military and commercial use and the operation and support of computer systems for scientific and management information.
     Additional information required by this Item is contained in Part II
Item 7 of this Annual Report on Form 10-K.














NORTHROP GRUMMAN CORPORATION

Item 2.  Properties

     The major locations, general status of the company's interest in the property and identity of the industry segments that use the property described, are indicated in the following table.

          Location                                 Property Interest
    Annapolis, Maryland (2) (a) (b) (c) (d)                    Owned
    Arlington, Virginia (1) (3) (a)                           Leased
    Auburn, Washington (1) (c)                                Leased
    Baltimore, Maryland (2) (b) (c) (d)                       Leased
    Benton, Pennsylvania (2) (b)                              Leased
   *Bethpage, New York  (2) (3) (a) (b) (c) (d)        Owned, Leased
    Bohemia, New York (2) (a)                          Owned, Leased
    Bridgeport, West Virginia (2) (a) (b)              Owned, Leased
    Burlington, Canada (2) (a) (b) (c) (d)                     Owned
    Calverton, New York (2) (a) (b) (c) (d) (e)                Owned
    Carson, California (1) (c)                                Leased
    Chandler, Arizona (1) (a) (b)                              Owned
    Cincinnati, Ohio (2) (b)                                  Leased
    Cleveland, Ohio (2) (b)                                    Owned
    College Station, Texas (2) (b)                             Owned
    Compton, California (1) (b) (c)                    Owned, Leased
    El Segundo, California (1) (a) (b) (c) (d)                 Owned
    Fairborn, Ohio (2) (a)                                    Leased
    Fort Tejon, California (1) (d)                     Owned, Leased
    Gardena, California (1) (c)                                Owned
    Glen Arm, Maryland (2) (b)                                 Owned
    Glen Burnie, Maryland (2) (a)                              Owned
    Grand Prairie, Texas (1) (a) (b) (c) (d)           Owned, Leased
    Great River, New York (2) (a) (b)                          Owned
    Hanover, Maryland (2) (b)                                 Leased
    Hawthorne, California (1) (2) (3) (a) (b) (c) (d)  Owned, Leased
    Herndon, Virginia (1) (2) (a)                             Leased
   *Hicksville, New York  (2) (a) (d) (e)                      Owned
    Houston, Texas (2) (a)                                    Leased
    Hunt Valley, Maryland (2) (b)                             Leased
    Kent, Washington (1) (c)                                  Leased

NORTHROP GRUMMAN CORPORATION

    Lake Charles, Louisiana (1) (a) (b) (c)                   Leased
    Lawton, Oklahoma (1) (a) (c)                       Owned, Leased
    Lexington, South Carolina (1) (a) (c)                      Owned
    Linthicom, Maryland (2) (a) (b) (c)                Owned, Leased
    Los Angeles, California (1) (2) (3) (a)                   Leased
    Melbourne, Florida (2) (a) (b) (c) (e)             Owned, Leased
    Melville, New York (2) (b)                                Leased
    Milledgeville, Georgia (1) (b) (c) (e)                     Owned
    Mojave, California (1) (e)                         Owned, Leased
    Montgomery, Pennsylvania (1) (b)                           Owned
    New Town, North Dakota (2) (b) (c)                 Owned, Leased
    Newbury Park, California (3) (a) (b) (c) (d)               Owned
    Norwalk, Connecticut (2) (a) (b) (c) (d)                  Leased
    Norwood, Massachusetts (3) (b) (c) (e)             Owned, Leased
    Orlando, Florida (2) (a) (b) (c) (d)                      Leased
    Palatine, Illinois (2) (c)                                Leased
    Palmdale, California (1) (a) (b) (c) (d) (e)       Owned, Leased
    Perry, Georgia (1) (3) (a) (b ) (c)                        Owned
    Pico Rivera, California (1) (a) (b) (c) (d)        Owned, Leased
    Pittsburgh, Pennsylvania (2) (d)                          Leased
    Portsmouth, Rhode Island (1) (b) (e)               Owned, Leased
    Rolling Meadows, Illinois (2) (a) (b)              Owned, Leased
    St. Augustine, Florida (1) (a) (b) (c) (e)         Owned, Leased
    Stuart, Florida (1) (b) (c)                               Leased
    Sturgis, Michigan (1) (a) (b) (c)                  Owned, Leased
    Sunnyvale, California (2) (a) (b) (c) (d)                  Owned
    Sykesville, Maryland (2) (b)                               Owned
    Titusville, Florida (2) (a) (d)                    Owned, Leased
    Torrance, California (1) (b) (c)                   Owned, Leased
    Tulare, California (1) (b)                                 Owned
    Warner Robins, Georgia (2) (a)                     Owned, Leased
    Warren, Michigan (1) (b)                                  Leased
__________

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

        (1)  Aircraft
        (2)  Electronics
        (3)  General Corporate Asset

Following each described property are letters indicating the types of facilities located at each location:

        (a)  office
        (b)  manufacturing
        (c)  warehouse
        (d)  research and testing
        (e)  other

     Government-owned facilities used or administered by the company consist of 9 million square feet at various locations across the United States.

     The company believes its properties are well-maintained and in good operating condition. Under present business conditions and the company's volume of business, productive capacity is currently in excess of requirements.

NORTHROP GRUMMAN CORPORATION

Item 3.  Legal Proceedings


False Claims Act Litigation

     On June 9, 1987, a Complaint, entitled U.S. ex rel, David Peterson and Jeff Kroll v. Northrop Corporation, was filed in the U.S. District Court for the Central District of California alleging violations by the company of the False Claims Act in connection with the operation of petty cash funds, inspection, testing, and pricing for the MX Peacekeeper Missile program. On September 1, 1989, the government intervened and reduced the scope of the lawsuit by filing an amended complaint. The amended complaint did not completely specify the total amount being sought but, rather, sought damages in excess of $1.2 million. On May 7, 1990, the Court ruled that the original plaintiffs could proceed with portions of the lawsuit that the government had declined to include in the amended complaint. In 1994, the court granted summary judgment for the company on the government's fraud allegations related to petty cash, integrated test stations, extended work week and experimental change orders.
     A Federal jury trial commenced in the first quarter of 1996 with respect to the government's remaining allegations. The relators' severed allegations were resolved prior to trial. The government had asserted three separate claims totaling approximately $13.5 million, including a claim for alleged mischarging of approximately $12 million in violation of the False Claims Act. Damages awarded under the False Claims Act are subject to doubling or trebling and possible additional penalties including disallowance of attorneys' fees. In the second quarter of 1996, the Federal jury returned a unanimous verdict for the company. The government's motion for a new trial, filed May 30, 1996, was denied on August 16, 1996. A notice of appeal was filed by the government on October 10, 1996.

NORTHROP GRUMMAN CORPORATION


     In addition, the company is a party to a number of civil actions brought by private parties alleging violation of the False Claims Act in which the government has declined to intervene. These actions, which have been previously reported, relate to the MX Peacekeeper Missile, the Air Launched Cruise Missile and the Advanced Technology Bomber (B-2) programs. In a number of these actions, plaintiffs also allege employment-related claims including claims of wrongful termination. Damages sought include claims for compensatory and punitive damages. A number of these civil actions were initially reported when it was unclear what position, if any, the government would take in the litigation. In light of the government's decision not to intervene or otherwise pursue the litigation, as well as the amounts involved, the cases will not be individually reported. Further, the company learns from time to time that it has been named as a defendant in lawsuits that are filed under seal pursuant to the False Claims Act. Since these matters remain under seal, the company does not possess sufficient information to report accurately on the particular allegations.


Walsh, et al. v. Northrop Grumman Corporation

     In November 1994, a class action complaint was filed against Northrop Grumman Corporation, Grumman Corporation, Renso Caporali, Howard J. Dunn, Jr., Robert Denien and Robert E. Foster in the U.S. District Court for the Eastern District of New York, Case No. CV 94-5105 (Platt C.J.). A first amended complaint was filed on November 29, 1994 alleging that Grumman Corporation's March 8 and April 4, 1994 Form 14D-9 filings with the Securities and Exchange Commission incorporated a statement concerning the Grumman Severance Plan which violated Sections 10(b) and 14(e) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 of the Rules and Regulations under the Act. The complaint also contains a cause of


NORTHROP GRUMMAN CORPORATION

action for equitable estoppel based upon the same statement and plaintiffs' alleged reliance thereon. The complaint also alleges that the trustees of Grumman's Investment Plan violated their fiduciary obligations by voting the Plan's shares in favor of the merger without consulting the class members. The complaint seeks an order enjoining the defendants from amending or discontinuing the Severance Plan for a period of thirty (30) months from the date of the merger and an order mandating that defendants permit class members who have accepted voluntary termination with severance pay to rescind their elections. On December 8, 1994, the court denied plaintiffs' application for a preliminary injunction but declined to dismiss the action. On April 7, 1995, the court granted plaintiffs' motion to amend their complaint to add a claim for damages based on post acquisition changes to Grumman benefit plans. In July 1995 the court certified a class of plaintiffs consisting of all employees who, at the time of the tender offer, were Grumman employees, owned Grumman stock either directly or beneficially through the Employee Investment Plan, and were injured as a result of defendants' conduct. Absent dispositive motions, this matter will proceed to trial in 1997. The defendants intend to vigorously defend this litigation and the company does not expect this matter to have a material adverse effect on its financial condition.

NORTHROP GRUMMAN CORPORATION

Executive Officers of the Registrant

       The following individuals were the elected officers of the company as of February 1997:

                                                  Business Experience
Name                  Age   Office Held    Since    Last Five Years

Kent Kresa            58   Chairman,       1990
                           President & CEO


Herbert W. Anderson   57  Corporate Vice   1995    Vice President and
                          President and            Deputy General
                          General Manager,         Manager, Data
                          Data Systems &           Systems and
                          Services Division        Services Division;
                                                   Prior to 1994,
                                                   Vice President and
                                                   Center General
                                                   Manager, Northrop
                                                   Information
                                                   Services Center


Ralph D. Crosby, Jr.  49  Corporate Vice   1996    Corporate Vice
                          President and            President and
                          General Manager,         Deputy General
                          Commercial               Manager, Commercial
                          Aircraft Division        Aircraft Division;
                                                   Prior to March 1996,
                                                   Corporate Vice President
                                                   and Deputy General
                                                   Manager, Military
                                                   Aircraft Systems
                                                   Division; Prior to
                                                   January 1996
                                                   Corporate Vice
                                                   President and
                                                   General Manager,
                                                   B-2 Division;
                                                   Prior to 1994,
                                                   Vice President
                                                   Business and
                                                   Advanced Systems
                                                   Development at
                                                   the B-2 Division;
                                                   Prior to 1992,
                                                   Vice President
                                                   Business Development
                                                   and Administration
                                                   B-2 Division


Marvin Elkin          60  Corporate Vice   1996    Corporate Vice President
                          President and Chief      and Chief Human Resources
                          Human Resources,         and Administrative Officer;
                          Communications and       Prior to 1994, Corporate
                          Administrative Officer   Vice President
                                                   Administration and Services

Nelson F. Gibbs       59  Corporate Vice   1992    Vice President and
                          President and            Controller
                          Controller

John E. Harrison      61  Corporate Vice   1994    Senior Vice President
                          President and            and General Manager,
                          General Manager,         Electronics Programs,
                          Electronics and Systems  Aerospace and Electronics
                          Integration Division     Group, Grumman Corporation;
                                                   Prior to 1992, President,
                                                   Electronics Division,
                                                   Grumman Corporation

Robert W. Helm        45  Corporate Vice   1994    Vice President,
                          President,               Legislative Affairs
                          Government Relations

James C. Johnson      44  Corporate Vice   1996    Corporate Vice
                          President and            President and
                          Secretary and Assistant  Secretary; Prior
                          General Counsel          to 1995, Senior
                                                   Corporate Counsel;
                                                   Prior to 1992,
                                                   Senior Counsel

Charles L. Jones, Jr. 55  Corporate Vice   1996    Corporate Vice
                          President and            President, Quality
                          Chief Strategic          Operations; Prior
                          Planning Advanced        to 1992, Vice
                          Development and          President, Quality
                          Programs Officer         Operations

William H. Lawler     56  Corporate Vice   1997    Vice President and
                          President and            Deputy General
                          General Manager,         Manager, Military
                          Military Aircraft        Aircraft Systems
                          Systems Division         Division; Prior to
                                                   1996, Vice President
                                                   and Deputy General
                                                   Manager, B-2 Division;
                                                   Prior to 1995, Vice
                                                   President and B-2
                                                   Program Manager;
                                                   Prior to June 1994,
                                                   Vice President,
                                                   Business and Advanced
                                                   Systems Development,
                                                   B-2 Division; Prior to
                                                   1994, Vice President
                                                   and Deputy, Chief
                                                   Engineer, Business
                                                   and Advanced
                                                   Systems Development,
                                                   B-2 Division; Prior
                                                   to 1993, Vice President
                                                   Engineering and B-2
                                                   Chief Engineer, B-2
                                                   Division

Richard R. Molleur    64  Corporate Vice   1991
                          President and
                          General Counsel

Albert F. Myers       51  Corporate Vice   1994    Vice President, Business
                          President and            Strategy; Prior to 1992,
                          Treasurer                Vice President, Test
                                                   Operations, at B-2
                                                   Division

James G. Roche        57  Corporate Vice   1996    Corporate Vice
                          President and            President and Chief
                          General Manager,         Advanced Development,
                          Electronic Sensors       Planning, and Public
                          and Systems Division     Affairs Officer; Prior
                                                   to 1993, Corporate Vice
                                                   President Advanced
                                                   Development and
                                                   Planning Officer;
                                                   Prior to 1992, Vice
                                                   President, Advanced
                                                   Development and Planning

Richard B. Waugh, Jr. 53  Corporate Vice   1993    Vice President,
                          President and Chief      Taxes, Risk
                          Financial Officer        Management and
                                                   Business Analysis



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


NORTHROP GRUMMAN CORPORATION


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Conditions

Northrop Grumman's industry segments - aircraft and electronics - are each a factor in the broadly defined aerospace industry. While Northrop Grumman is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the aerospace industry and by certain elements peculiar to its own business mix.
     Northrop Grumman is one of the major companies that compete for the relatively small number of large, long-term programs that characterize both the defense and commercial segments of the aerospace business. It is common in the aerospace industry for work on major programs to be shared between a number of companies. A company competing to be a prime contractor can turn out to be a subcontractor. It is not uncommon to compete with customers, and simultaneously to be both a supplier to and customer of a given competitor. Over the past several years the aerospace industry has been going through a consolidation process and along with it, significant downsizing. These actions, in which Northrop Grumman has participated, have made competition even more intense than in the past. The nature of major aerospace programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity unknown in many industries. Lockheed Martin and The Boeing Company, which in late 1996 announced its intention to acquire McDonnell Douglas, are the largest companies in the aerospace industry at this time. Northrop Grumman also competes against these and other companies for a number of large and smaller programs in the electronics and systems integration areas. Thus, intense competition and long operating cycles are both characteristic of the industry's - and Northrop Grumman's - business.
     In the first quarter of 1996 Northrop Grumman acquired the defense and electronics systems business (ESG) of Westinghouse Electric Corporation at a cost of $2.9 billion. The business acquired is being operated as a component of the electronics industry segment. The company purchased the outstanding common stock of Grumman Corporation (Grumman) for $2.1 billion in the second quarter of 1994. Northrop Corporation was renamed Northrop Grumman Corporation effective May 18, 1994. In August 1994 the company purchased the remaining 51 percent interest in Vought Aircraft Company (Vought) for $130 million. The company had purchased a 49 percent interest in Vought in 1992.

NORTHROP GRUMMAN CORPORATION

     The B-2 bomber, for which the company is the prime contractor, is Northrop Grumman's largest program. The aircraft segment is responsible for final assembly of the B-2's airframe and systems integration at its Palmdale, California facility. The company also manufactures the fuselage and elements of the B-2's navigation and electronic warfare/situation awareness system. Major subcontractors include Boeing, which produces the aft center section, outboard wing sections, landing gear and fuel system, and Hughes Electronics Corporation, which produces the radar systems. The
U. S. Air Force currently plans to operate two B-2 bomber squadrons of eight aircraft each with an additional five aircraft available to fill in for those in depot for periodic maintenance.
     The company also is the principal subcontractor to McDonnell Douglas on the F/A-18 program. The F/A-18 is a fighter/ground-attack aircraft with configurations equipped for either one or two crew members. Principally deployed by the U.S. Navy on aircraft carriers, it has also been purchased by several other nations as a land-based combat aircraft. The company builds approximately 40 percent of the aircraft including the center and aft fuselage, vertical tails, and associated subsystems. Of the versions of the F/A-18 currently in production, the C is a single-seat combat aircraft that was first delivered to the U.S. Navy in 1987 and the D is a two-seat version principally used for training. The F/A-18 single-seat E and two-seat F are enhanced versions currently in the test phase of development and will serve as the U.S. Navy's next-generation multimission aircraft.
     The company manufactures portions of the Boeing 747, 757, 767 and 777 jetliners, the Gulfstream IV and V business jets, and the McDonnell Douglas C-17 military transport. Northrop Grumman has been a principal airframe subcontractor for the Boeing 747 jetliner since the program began in 1966, producing the fuselage and aft body section for the 747 as well as cargo and passenger doors, the vertical and horizontal body stabilizers, floor beams and smaller structural components. The majority of the Boeing jetliner work is performed at the aircraft segment's production sites in Hawthorne, California; Grand Prairie, Texas; and Stuart, Florida. Northrop Grumman manufactures engine nacelles for the Gulfstream IV and other business jets and has begun production of the wings for Gulfstream's newest business jet, the Gulfstream V. The company also produces the empennage, engine nacelles and control surfaces for the McDonnell Douglas C-17, the U.S. Air Force's most advanced airlifter. The work performed on the C-17, Gulfstream IV and V, 757, 767, 777 and some of the components of the 747 were added as a result of the Grumman and Vought acquisitions.

NORTHROP GRUMMAN CORPORATION

     Northrop Grumman also is a major producer of early warning and surveillance/battle management aircraft. The company designed and built all-weather E-2C Hawkeye airborne early warning command-and-control aircraft that has been in active service with the U.S. Navy since 1973, also is employed by the air forces of five other nations. The E-2C is produced by the company's electronics segment.
     The company also serves as prime contractor for the E-8 Joint Surveillance Target Attack Radar System (Joint STARS). Joint STARS detects, locates, classifies, tracks and targets potentially hostile ground movement in all weather conditions. It is designed to operate around the clock, in constant communication through secure data links with air force command posts, army mobile ground stations or centers of military analysis far from the point of conflict. The Joint STARS platform is a remanufactured Boeing 707-300 airframe. The 707 is remanufactured at Northrop Grumman's Lake Charles, Louisiana site. Final installation of electronics and testing are performed at the electronics segment integration and test facility in Melbourne, Florida.
     ECM denotes electronic countermeasures equipment manufactured by the company's electronics segment. The company's Rolling Meadows, Illinois site produces the AN/ALQ-135, currently the largest program in this business area. The AN/ALQ-135 is an internally mounted radar jammer deployed on F-15 fighter aircraft as part of that aircraft's Tactical Electronic Warfare System. The AN/ALQ-162 Shadowbox, a jammer built specifically to counter continuous wave radars, has been installed on the AV-8B and certain foreign F/A-18 aircraft. It is also being deployed on U.S. Army helicopters and special mission aircraft and has been sold to the air forces of three other nations. The company is also under contract to develop and produce a directional infrared countermeasures (DIRCM) system for the United Kingdom and the U.S. Special Operations Command slated for use on British helicopters, transports, and U.S. Special Operations Command C-130 transports to reduce vulnerability to heatseeking missiles. DIRCM is designed to provide high-powered jamming required to counter more advanced seekers expected in the twenty-first century.
     The company's Baltimore, Maryland site produces the Airborne Self-Protection Jammer (ASPJ) in a joint venture with ITT-Avionics. The ASPJ is an internally mounted system that protects tactical aircraft against numerous radar guided threats. It is currently installed on selected F/A-18 and F-14 aircraft.
     Northrop Grumman as the prime contractor to the U.S. Army is developing a "brilliant" anti-armor submunition, designated as BAT, with production scheduled to commence in 1998. BAT is a three-foot-long, 44 pound, wide-area-attack submunition that will be used to disable and destroy armored vehicles and trucks.

NORTHROP GRUMMAN CORPORATION

BATs are meant to be carried and dispensed by a larger missile and designed to be ejected over an armored vehicle column or attacking formation.  Each
BAT has an acoustic sensor that can home in on the noise created by the tank's or truck's engine and an infrared sensor that can home in on the heat generated by a vehicle's engine.
     The company's electronics segment is a major producer of airborne radar systems.  Included in this business area are the AN/APG-66 and
AN/APG-68 fire control radars for the F-16 aircraft of which more than
6,000 have been produced since 1976.  The AN/APG-66 is presently on 16 airborne platforms and is deployed in 20 countries. Northrop Grumman is currently leading a joint venture with Texas Instruments to develop the AN/APG-77 radar for the F-22 aircraft. The AN/APG-77 is designed for air-superiority and strike operations and features a low observable, active aperture, electronically-scanned array with multi-target all-weather capability. The company's electronics segment also produces the AN/APY-1/2 surveillance radar system which provides air-to-air surveillance capability for
the E-3 Airborne Warning And Control System (AWACS).   AWACS is designed to
detect and track both enemy and friendly aircraft throughout a large volume of airspace.
     The company is a leader in producing marine machinery and advanced propulsion systems, missile launchers, shipboard instrumentation and control systems, mine countermeasures and undersea vehicles. Every Nimitz-class aircraft carrier is fitted with eight turbine generator sets that are produced at the electronics segment Sunnyvale, California site. Each shipset of these powerful generators develops enough power to supply a city of 75,000 people. The company also produces the main propulsion system for the Navy's Seawolf-class attack submarines.
     In addition, the company produces air defense and air traffic control radar systems for airspace management for both domestic and foreign customers. The three-dimensional AN/TPS-70/75 radars and predecessor
AN/TPS-43 are among the products in this business area. They have been the U.S. Air Force air defense system standard since 1968. They are currently in operation in more than 30 countries, supporting air defense, air sovereignty, air traffic control and counternarcotics needs. The ASR-9
Terminal Radar detects and displays aircraft and weather simultaneously, helping air traffic controllers guide aircraft through the crowded skies surrounding airports.

NORTHROP GRUMMAN CORPORATION

     Northrop Grumman designs, develops, operates and supports computer systems for scientific and management information. Services provided include systems integration, systems service, information conversion and training for federal, state and local governments and private industry.
The company also provides military base support functions and aircraft maintenance at a number of U.S. Government facilities.
     Tables of contract acquisitions, net sales and funded order backlog follow and complement industry segment data. The reporting of industry segment data has been realigned based upon the company's current mix of products. Operating results for those programs formerly reported in the missiles and unmanned vehicles segment along with aircraft services programs previously included in the data systems and other services segment
(DSOS) are now included in the aircraft segment. The balance of the programs included in the DSOS and all of the operations of ESG are included in the electronics industry segment. Data for prior years has been restated. B-2, F/A-18, Boeing Jetliners (the 747, 757, 767 and 777) and C-17 are currently the major programs of the aircraft industry segment. Surveillance Aircraft (the E-2C Hawkeye and E-8 Joint STARS), ECM, Airborne Radar, Marine, Space and Airspace Management are included in the electronics industry segment.
     Individual companies prosper in the competitive aerospace/defense environment according to their ability to develop and market innovative products. They also must have the ability to provide the people, facilities, equipment and financial capacity needed to deliver those products with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations. Northrop Grumman's operating policies are designed to enhance these capabilities. The company also believes that it maintains good relations with its employees, approximately 13 percent of whom are covered by collective bargaining agreements.
     U.S. Government programs in which Northrop Grumman either participates, or strives to participate, must compete with other programs for consideration during our nation's budget formulation and appropriation processes. As a consequence of the continued pressure to reduce the federal budget deficit, the U.S. defense budget is not expected to increase substantially in the near term. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop Grumman and the entire defense industry. An important factor in determining Northrop Grumman's ability to compete successfully for future contracts will be its cost structure vis-a-vis other bidders.

NORTHROP GRUMMAN CORPORATION


     Although the ultimate size of future defense budgets remains uncertain, the defense needs of the nation are expected to provide substantial research and development (R&D) funding and other business for the company to pursue well into the future.
     Northrop Grumman has historically concentrated its efforts in such high technology areas as stealth, airborne surveillance, battle management, precision weapons and systems integration. Even though a high priority has been assigned by the Department of Defense to the company's major programs, there remains the possibility that one or more of them may be reduced, stretched or terminated.
     Business conditions in the commercial aircraft industry appear to be on the upswing. The major producers of jetliners recorded more than twice the number of new aircraft orders in 1995 than in 1994. This positive trend continued in 1996, potentially signifying a new commercial airplane buying cycle. Northrop Grumman, with its involvement on various Boeing jetliners, remains optimistic about the long-term prospects for its commercial structures business.
     Northrop Grumman pursues new business opportunities when justified by acceptable financial returns and technological risks. The company examines opportunities to acquire or invest in new businesses and technologies to strengthen its traditional business areas. Northrop Grumman continues to capitalize on its technologies and skills by entering into joint ventures, partnerships or associations with other companies.

NORTHROP GRUMMAN CORPORATION

Results Of Operations By Industry Segment And Major Customer


Year ended December 31, $ in millions     1996      1995      1994      1993      1992


Revenue
Aircraft
  United States Government             $ 3,217   $ 3,735   $ 4,434   $ 3,899   $ 4,281
  Other customers                          802       837       703       567       583
  Intersegment sales                       256       188        74         1         1
                                         4,275     4,760     5,211     4,467     4,865
Electronics
  United States Government               3,482     1,969     1,238       582       677
  Other customers                          570       277       336        15         9
  Intersegment sales                        42       103       106       114       120
                                         4,094     2,349     1,680       711       806
Intersegment eliminations                 (298)     (291)     (180)     (115)     (121)
Total revenue                          $ 8,071   $ 6,818   $ 6,711   $ 5,063$    5,550

Operating Profit
  Aircraft                             $   515   $   471   $   487   $   251   $   269
  Electronics                              344       211       141        59        65
  Total operating profit                   859       682       628       310       334
  Adjustments to reconcile
    operating profit to operating margin:
  Other income included above              (17)                 (6)       (3)       (2)
  State and local income taxes             (48)      (37)      (28)      (18)      (12)
  General corporate expenses              (123)     (109)     (113)      (96)     (102)
  Mark-to-market restricted stock rights   (13)
  Special termination benefits                                (282)
  Operating margin                     $   658   $   536   $   199   $   193   $   218


NORTHROP GRUMMAN CORPORATION


Year ended December 31, $ in millions     1996     1995       1994      1993      1992


Contract Acquisitions
  Aircraft                             $ 4,056   $ 1,986   $ 8,580   $ 4,191   $ 3,596
  Electronics                            6,468     2,606     3,385       616       568
  Total acquisitions                   $10,524   $ 4,592   $11,965   $ 4,807   $ 4,164

Funded Order Backlog
  Aircraft                             $ 7,114   $ 7,077   $ 9,663   $ 6,220   $ 6,495
  Electronics                            5,286     2,870     2,510       699       680
  Total backlog                        $12,400   $ 9,947   $12,173   $ 6,919   $ 7,175

Identifiable Assets
  Aircraft                             $ 2,387   $ 2,537   $ 3,222   $ 1,993   $ 2,148
  Electronics                            5,970     2,367     2,181       404       448
  Operating assets                       8,357     4,904     5,403     2,397     2,596
  General corporate                      1,065       551       644       542       566
  Total assets                         $ 9,422   $ 5,455   $ 6,047   $ 2,939   $ 3,162

Capital Expenditures
  Aircraft                             $    85   $    86   $    89   $    80   $    54
  Electronics                              108        44        44        54        67
  General corporate                          1         3         1         1         2
  Total expenditures                   $   194   $   133   $   134   $   135   $   123

Depreciation and Amortization
  Aircraft                             $   118   $   172   $   166   $   150   $    96
  Electronics                              247       110       103        63        63
  General corporate                          2         1                   1         1
  Total depreciation and amortization  $   367   $   283   $   269   $   214   $   160


NORTHROP GRUMMAN CORPORATION

     Northrop Grumman, as well as many other companies in the defense industry, suffered the effects of the Department of Defense's practice in the 1980s of structuring high-risk research and development contracts, such as the Tri-Service Standoff Attack Missile (TSSAM), as fixed-price or capped cost-reimbursement type contracts. Although Northrop Grumman has stopped accepting these types of contracts, it has experienced financial losses on TSSAM and other similar programs acquired under them in the past. In the event of termination for convenience, contractors are normally protected by provisions covering reimbursement for costs incurred subsequent to termination. The company received a termination for convenience notice on the TSSAM program in February 1995. In December 1996, the company filed a lawsuit against the U.S. Government in the U.S. Court of Federal Claims seeking the recovery of approximately $750 million for uncompensated performance costs, investments, and a reasonable profit. In prior years, the company had charged to operations in excess of $600 million related to this program. Northrop Grumman is unable to predict whether it will realize some or all its claims against the U.S. Government from the TSSAM contract. The company does not expect that these actions will have a material adverse effect on the company's financial position.
     Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional contracts with all agencies. Given the company's dependence on U. S. Government business, suspension or debarment could have a material adverse affect on the company's future. Moreover, these contracts may be terminated at the U. S. Government's convenience as was done with the TSSAM program. While Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense, commercial sales still represent a significant portion of total revenue.

NORTHROP GRUMMAN CORPORATION

     Federal, state and local laws relating to the protection of the environment affect the company's manufacturing operations. The company has provided for the estimated cost to complete remediation where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. The company has been designated a PRP under federal Superfund laws at 16 hazardous waste sites and under state Superfund laws at six sites. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations and their interpretations. Nonetheless, to assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company. Such estimates take into consideration the professional judgment of the company's environmental engineers and, when necessary, consultation with outside environmental specialists. In most instances, only a range of reasonably possible costs can be estimated. However, in the determination of accruals the most probable amount is used when determinable and the minimum is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company's responsibility is established and the costs can be reasonably estimated. Management estimates that at December 31, 1996, the reasonable range of future costs for environmental remediation, including Superfund sites, is $63 million to $107 million, of which $64 million has been accrued. The amount accrued has not been offset by potential recoveries from insurance carriers or other PRPs. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. The company is making the necessary investments to comply with environmental laws; the amounts, while not insignificant, are not considered material to the company's financial position or results of its operations.

NORTHROP GRUMMAN CORPORATION

Measures of Volume

Contract acquisitions tend to fluctuate and are determined by the size and timing of new and add-on orders. The effects of multiyear orders and/or funding can be seen in the highs and lows shown in the following table.
The funded order backlog of ESG, Grumman and Vought on the date the businesses were acquired are reflected as acquisitions in the years they were acquired. The Airborne Radar, Marine and Airspace Management business areas were added as part of the ESG acquisition. The 757, 767, 777 (included in Boeing Jetliners category), Surveillance Aircraft (E-2 and E-8 Joint STARS) and C-17 programs were acquired as part of Grumman and Vought.
     B-2 acquisitions in 1996 included $453 million for the upgrade of test vehicle AV-1 to operational status increasing the program to 21 operational aircraft. The balance of B-2 acquisitions in 1996 and acquisitions for 1995 include incremental funding for ongoing development work, spares and other customer support for the operational aircraft program. In 1994, $2.4 billion of funding to complete five B-2 production aircraft was received as well as incremental funding for ongoing development work, spares and other customer support. The company still stands to gain future new post production business, such as airframe depot maintenance, repair of components, operational software changes and product improvement modifications. The debate over the future of the B-2, which is built in the nation's only active bomber producing facility, is now taking place. Without future production orders the nation's multibillion-dollar investment in this capability will be disassembled and become retrievable only at a large additional cost.

Contract Acquisitions

$ in millions                  1996      1995      1994      1993      1992
B-2                         $ 1,682   $   475   $ 3,646   $ 2,632   $ 2,235
Surveillance Aircraft         1,330     1,084     2,287
F/A-18                          759       888       462       832       707
Boeing Jetliners                737       464     1,177       242        76
Airborne Radar                1,639
Marine                          901
ECM                             335       592       323       445       361
Space                           414
C-17                            383       208       434
Airspace Management             629
Data Systems                    240       198       251
All other                     1,475       683     3,385       656       785
                            $10,524   $ 4,592   $11,965   $ 4,807   $ 4,164


NORTHROP GRUMMAN CORPORATION

     Acquisitions in 1996 included orders for 62 F/A-18C/D shipsets. In 1996 the company also received long-lead funding for the first phase of the Low Rate Initial Production (LRIP) of the F/A-18E/F along with continued funding of the engineering and manufacturing development (EMD) phase of the program. Orders for 128 F/A-18C/D shipsets were finalized in 1995. In 1994 the company received long-lead funding from the McDonnell Douglas Corporation for new F/A-18C/D shipsets.
     The company received final authorization to produce 50 additional 747 jetliner shipsets in 1996. Advance funding was received from The Boeing Company in 1995 for the current phase of the 747 jetliner program.
     The company recorded orders for 18, 16, and 5 wing shipsets for the Gulfstream V business jet in 1996, 1995 and 1994 respectively. The company is producing the Gulfstream V wings under a revenue-sharing agreement with Gulfstream Aerospace (Gulfstream). The company will recognize revenue for its proportionate share of the revenue of each business jet when they are delivered to the ultimate customer by Gulfstream. Gulfstream has received 70 orders for the Gulfstream V through December 1996. The Gulfstream V received provisional certification in December 1996 and full certification is expected late in the first quarter of 1997. The company is using program accounting for the Gulfstream V with an estimated program of 250 shipsets to be delivered over a ten-year period. Inventoried costs at December 31, 1996 include $56 million of learning-curve costs for this program. The learning-curve costs represent the excess of production cost of delivered and in process items over the estimated average unit cost. This concept assumes that production cost per unit decreases over time due to efficiencies from continuous improvements in the performance of repetitive tasks. All nonrecurring costs for the development of the wings have been expensed as incurred.
     ECM acquisitions for 1995 included an award of $279 million from the United Kingdom Ministry of Defence to develop and produce the DIRCM systems.
     The balance of ESG, Grumman and Vought funded order backlog at the dates of acquisition, for those programs not listed in the table, is included in the "all other" category. ESG accounts for the major increase in the "all other" category in 1996 over 1995 and Grumman and Vought account for the increase in 1994 over 1993.

NORTHROP GRUMMAN CORPORATION

     Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts. The 1996 results of operations include ESG since the acquisition in March 1996. Comparative results for 1995 and prior do not include ESG data. The 1994 results of operations include Grumman and Vought since the acquisitions in April and August 1994, respectively. Comparative results for 1993 and prior do not include Grumman and Vought data.
     Sales for 1996 were the highest in the company's history and were 18 percent higher than the previous record registered in 1995. Without the ESG acquisition, sales for 1996 would have declined 11 percent from the 1995 level. Sales for 1995 were 2 percent higher than in 1994 and without the Grumman and Vought acquisitions, sales for 1994 would have declined 10 percent from the 1993 level.

Net Sales

$ in millions                  1996      1995      1994      1993      1992
B-2                         $ 1,725   $ 1,914   $ 2,392   $ 2,881   $ 3,212
Surveillance Aircraft         1,104     1,179       754
F/A-18                          715       822       817       641       610
Boeing Jetliners                569       569       483       531       549
Airborne Radar                  560
Marine                          496
ECM                             398       351       357       372       378
Space                           315
C-17                            249       244       121
Airspace Management             223
Data Systems                    208       187       120
All other                     1,509     1,552     1,667       638       801
                            $ 8,071   $ 6,818   $ 6,711   $ 5,063   $ 5,550

     The decreasing trend in the B-2 revenues from both EMD and production work continued in 1996. The level of EMD effort, included in amounts reported as contract R&D, constituted 33 percent of the total B-2 revenue, up from 30 percent in 1995 and 26 percent in 1994. Current planning data indicate that the level of overall B-2 revenue will decline roughly 20 percent per year for the remainder of the decade.
     Sales increased in 1996 for the C/D version of the F/A-18 program with an increase of deliveries to 68, as compared to 56 shipsets delivered in 1995 and 42 delivered in 1994. The company currently plans to deliver 35 F/A-18C/D shipsets in 1997. F/A-18E/F revenue was lower in 1996 with the delivery of the final three shipsets for the EMD phase of the program. A total of seven shipsets were delivered under the F/A-18E/F EMD contract in 1995. The LRIP phase of the F/A-18E/F program began in late 1996.

NORTHROP GRUMMAN CORPORATION

     Deliveries of 747 shipsets were 28 in 1996, 24 in 1995 and 31 in 1994. The change in the mix of Boeing jetliners delivered in 1996 resulted in the same level of sales as in 1995. Forty-eight 747 shipsets are expected to be delivered in 1997. Increased deliveries of all Boeing jetliners planned for 1997 is expected to result in more than a 50 percent increase in revenue from these programs.
     The electronics industry segment revenues increased 74 percent in 1996 as a result of the inclusion of the ESG operations, which more than offset the reduction in revenue on the company's other electronics programs. Higher revenues on the E-2 Hawkeye and E-8 Joint STARS programs were the primary reason for the 40 percent increase in 1995 electronics revenues. The increase in 1994 was due to the acquisition of Grumman which more than offset the decrease from lower BAT development revenue and lower ECM sales.
     The year-end funded order backlog is the sum of the previous year-end backlog plus the year's contract acquisitions minus the year's sales. Backlog is converted into the following years' sales as costs are incurred or deliveries are made. It is expected that approximately 54 percent of the 1996 year-end backlog will be converted into sales in 1997.

Funded Order Backlog

$ in millions                  1996      1995      1994      1993      1992
B-2                         $ 3,693   $ 3,736   $ 5,175   $ 3,921   $ 4,170
Surveillance Aircraft         1,664     1,438     1,533
F/A-18                          675       631       565       920       729
Boeing Jetliners              1,480     1,312     1,417       723     1,012
Airborne Radar                1,079
Marine                          405
ECM                             684       747       506       540       467
Space                            99
C-17                            411       277       313
Airspace Management             406
Data Systems                    174       142       131
All other                     1,630     1,664     2,533       815       797
                            $12,400   $ 9,947   $12,173   $ 6,919   $ 7,175


     Total U.S. Government orders, including those made on behalf of foreign governments (FMS), comprised 76 percent of the backlog at the end of 1996 compared with 77 percent at the end of 1995 and 80 percent at the end of 1994. Total foreign customer orders, including FMS, accounted for 17 percent of the backlog at the end of 1996 compared with 13 percent in 1995 and 9 percent in 1994. Domestic commercial business in backlog at the end of both 1996 and 1995 was 16 percent and 14 percent at the end of 1994.

NORTHROP GRUMMAN CORPORATION

Measures of Performance

The company's operating profit for 1996 was a record high and has improved in its electronics segment for the last three years. The improvement in 1996 is due to the addition of ESG. The improvements in 1995 and 1994 stem from both increased revenue and improved operating margin rates in the electronics segment. Company-wide efforts to reduce costs, install tighter business controls, improve cash management, dispose of excess assets and more effectively utilize productive assets are all goals aimed at contributing to the future success of Northrop Grumman. This financial report demonstrates the degree to which the accomplishment of these goals is being achieved.
     Operating profit in the aircraft segment increased to its highest level ever in 1996 principally as a result of increased operating margin on the C-17 military transport and Boeing jetliners. These items offset the reduced operating margin on the B-2 program due to lower sales volume. The amount and rate of operating margin recognized on the 747 increased in 1996 due to increased deliveries and higher operating margin on the deliveries of the last phase of a 300-shipset production contract.
       Aircraft segment operating profit decreased in 1995 primarily as a result of lower overall sales volume and $31 million in expenditures for company-sponsored research and development for commercial aerostructures. The rate and amount of operating margin recorded on the B-2 production contract increased in 1995 as a result of negotiated contract adjustments and a revised estimate of the overall operating margin expected to be earned. This increase was offset by lower operating margin recorded on decreased revenue on the other phases of the B-2 program. The rate and amount of operating margin on the F/A-18E/F increased in 1995 due to an increase in the rate of operating margin being recorded on the EMD contract. This resulted from the continuing evaluation of the overall operating margin to be earned on this phase of the program. The increase on the F/A-18E/F more than offset reduced operating margin earned, on higher sales volume, for the F/A-18C/D. Fewer deliveries and cost increases related to a stretch-out of the 300-shipset production contract for the Boeing 747 jetliner resulted in a lower rate and amount of operating margin in 1995.

NORTHROP GRUMMAN CORPORATION
     Aircraft industry segment operating profit increased in 1994 as margin rates improved on the B-2 and F/A-18 programs. The rate and amount of operating margin recorded on the F/A-18E/F increased in 1994 due to an approximately one and one-half percent increase in the rate of operating margin being recorded on the EMD contract. The F/A-18 program operating margin improved in 1994 despite reduced F/A-18C/D shipset deliveries.
These increases were partially offset by a reduction in the rate of operating margin on the 747 program due to increased costs allocated as a result of establishing a separate commercial aircraft operating element in 1994 and fewer deliveries than in 1993.
     B-2 operating margin improved in 1994 as the amount of margin recorded on the delivery of four aircraft more than offset reduced operating margin from lower production and EMD sales. Following the award of the last increment of production funding for the B-2, the company began recording future operating margin increases on all production aircraft as these units are delivered and accepted by the customer. At the time each unit is delivered an assessment is made of the status of the production contract so as to estimate the amount of any probable additional margin available beyond that previously recognized. That unit's proportionate share of any such unrecognized remaining balance will then be recorded. In this fashion it is believed that margin improvements will be recognized on a more demonstrable basis. The current 15 production units are scheduled for their initial delivery over a five-year period, which began in December 1993. All but two units (four equivalent units for this purpose) will be returned for scheduled retrofitting with final deliveries beginning in 1997 and ending in 2000.
     Operating profit in the electronics segment reached a record level in 1996. The improvement in 1996 is due to the addition of ESG which more than offset the reductions in the company's other electronics programs.
The reductions were primarily due to reduced volume and a $29 million charge recorded as a result of the write-down of a claim related to avionics work performed by Grumman Corporation prior to its acquisition by Northrop.

NORTHROP GRUMMAN CORPORATION

     The increase in 1995 operating profit in the electronics segment was a result of an increased rate of operating margin and higher sales volume on the E-2 Hawkeye and increased sales volume on the E-8 Joint STARS program. The electronics segment operating profit increased in 1994 due primarily to the addition of the E-2 Hawkeye, E-8 Joint STARS and various other military electronics programs associated with the Grumman acquisition and an increased rate of margin recorded in the company's electronic countermeasures business, which more than offset the $8 million in provisions recorded by the electronics segment Norwood operation for unrecoverable costs incurred.
     Operating margin in 1996 included $39 million of pension income compared with $23 million in 1995 and $36 million in 1994. Also impacting operating margin is the cost of providing retiree health care and life insurance benefits - $91 million in 1996 versus $87 million in 1995 and $69 million in 1994. A major contributor to the increase in retiree health care and life insurance benefits cost was the addition of the Grumman and Vought retiree plans in 1994. Operating margin in 1994 was reduced by $282 million to record the effect of an early retirement incentive program.
     In 1996 the company recorded a $90 million pretax charge related to the closure of four plants. The charge included $30 million for costs related to the reduction of personnel and other closure activities, which lowered operating profit in the aircraft and electronics industry segments by $22 million and $8 million, respectively, and $60 million for the write-down of facilities included in Other Deductions in the Consolidated Statements of Income. The company recorded a $42-million pretax charge in 1994 for the planned disposal of excess real estate and other assets. This charge is reported in Other Deductions in the Consolidated Statements of Income. These charges were a result of the company's continuing efforts to reduce operating costs and dispose of assets that have become excess due to changes in the company's business strategy.
     Interest expense increased $133 million in 1996, following increases of $28 million in 1995 and $71 million in 1994. The increase in 1996 came primarily from the issuance of debt to finance the ESG acquisition. The increases in 1995 and 1994 came primarily from the issuance of debt related to the financing of the acquisition of Grumman. Total debt at December 31, 1996 stood at $3.4 billion compared to $1.4 billion at the end of 1995 and $1.9 billion at the end of 1994.
     The company's effective federal income tax rate was 39.1 percent in 1996, 38.4 percent in 1995 and 46.2 percent in 1994. The decrease in the 1995 rate was due to a reduction in the ratio of expenses not deductible for income taxes to the tax provision at the statutory rate of 35 percent. The higher rates in 1996 and 1994 were due to the amount of expenses not deductible for income taxes, primarily the amortization of goodwill.

NORTHROP GRUMMAN CORPORATION

Measures of Liquidity and Capital Resources

The trend and relationship of sales volume with net accounts receivable and inventoried costs is a useful measure in assessing the company's liquidity. In 1994, the company's net investment in these balances represented 33 percent of sales. It decreased to 29 percent at the end of 1995 before increasing to 30 percent at year-end 1996 with the acquisition of ESG.
     Cash flows from operations over the last three years have averaged over $600 million annually. The $701 million of cash flow from operations in 1996 was a decrease of $43 million from 1995 which was an increase of $303 million over 1994 which in turn was a $61 million increase over that of 1993. These cash flows have been sufficient to service debt, finance capital expansion projects and continue paying dividends to shareholders.
     The following table is a condensed summary of the detailed cash flow information contained in the Consolidated Statements of Cash Flows.

Year ended December 31          1996    1995     1994    1993    1992
Cash came from
  Customers                      65%     96%      71%     99%     98%
  Lenders                        30       2       29       1       2
  Shareholders                    4
  Buyers of assets/other          1       2
                                100%    100%     100%    100%    100%
Cash went to
  Employees and suppliers of
    services and materials       57%     83%      65%     89%     93%
  Sellers of assets              23       2       18               1
  Lenders                        14      12       15       8       3
  Suppliers of facilities/other   5       2        1       2       2
  Shareholders                    1       1        1       1       1
                                100%    100%     100%    100%    100%

     The increased cash received from lenders in 1996 and 1994 resulted from borrowing for the acquisitions of ESG and Grumman respectively. The cash received from shareholders in 1996 was from a public stock offering in which the company issued approximately 8 million shares of common stock at $63.25 per share. The net proceeds of $493 million were used to pay down outstanding debt under the company's Credit Agreement.


NORTHROP GRUMMAN CORPORATION

     In connection with the financing of the Grumman acquisition, the company in April 1994, replaced its $400 million Credit Agreement with a new $2.8 billion Credit Agreement. The new facility provided for $600 million, available on a revolving credit basis through March 1999 and a $2.2 billion term loan payable through March 1999. The Credit Agreement was amended in May 1994 to increase the revolving credit line to $800 million and reduce the term loan to $2 billion. In October 1994, the company issued $350 million of notes due in 2004 and $250 million of debentures due in 2024 pursuant to a public offering. The net proceeds from the offering, along with other available funds, were used to prepay $900 million under the term loan facility in addition to paying the $100 million September quarterly installment due under that facility. In December 1994, the company amended the Credit Agreement to provide for the repayment of the remaining $1 billion balance of the term loan in 14 quarterly installments of $62.5 million plus interest beginning in September 1995, with a final installment of $125 million due in March 1999. Cash flow from operations during 1994 enabled the company to prepay the $160 million of notes payable to institutional investors due in 1995 and acquire, in the open market, $58 million of notes due in 1999, while paying a net premium of $5 million for the early payments of these notes. The charge for the premium is included in Other Deductions in the Consolidated Statements of Income. Cash flow from operations in 1995 was sufficient to allow the company to make the $125 million required term loan payment as well as $312 million in voluntary payments for amounts that were due through March 1997.
     During the first quarter of 1996 the company sold to institutional investors $400 million of 7 percent notes due 2006, $300 million of 7 3/4 percent debentures due 2016 and $300 million of 7 7/8 percent debentures due 2026. The proceeds from this issuance were used to finance a portion of the purchase price of ESG. The debt indentures contain restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.
     To finance the balance of the purchase price of ESG the company amended its Credit Agreement with a group of domestic and foreign banks to provide for three credit facilities: $1.8 billion available on a revolving credit basis through March 2002; a variable interest $500 million two-year term loan due March 1, 1998, which was repaid in July 1996; and a variable interest rate $1.5 billion six-year term loan due in 24 quarterly installments of $62.5 million plus interest beginning June 1996. Effective November 1, 1996, the Credit Agreement was further amended to reduce the $1.5 billion term loan to $1.05 billion payable in 21 quarterly installments of $50 million plus interest beginning March 1, 1997.

NORTHROP GRUMMAN CORPORATION

     During 1995 the company entered into an agreement with a financial institution to sell designated pools of its commercial accounts receivable, in amounts up to $75 million. At December 31, 1995, $34 million of accounts receivable had been sold. Northrop Grumman terminated this agreement in 1996.
     To provide for long-term liquidity the company believes it can obtain additional capital from such sources as: the public or private capital markets, the further sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets.
     The cost reduction and cash improvement programs underway throughout the company have produced favorable results, with the expectation that further efforts will result in minimizing the need to incur additional borrowings during 1997. Cash generated from operations is expected to be sufficient in 1997 to service debt, finance capital expansion projects and continue paying dividends to the shareholders.
     Capital expenditure commitments at December 31, 1996, were approximately $127 million including $4 million for environmental control and compliance purposes.
     The company will continue to provide the productive capacity to perform its existing contracts, dispose of assets no longer needed to fulfill operating requirements, prepare for future contracts and conduct R&D in the pursuit of developing opportunities. While these expenditures tend to limit short-term liquidity, they are made with the intention of improving the long-term growth and profitability of the company.

Forward-Looking Information
Certain statements and assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involves risk and uncertainties, including statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticpated costs of capital investments and planned dispostions. The company's operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon many factors, including, without limitation, the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors, government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support; as well as other economic, political and technological risks and uncertainties.

NORTHROP GRUMMAN CORPORATION

Selected Financial Data


Year ended December 31, $ in millions,
  except per share                       1996        1995        1994        1993        1992


Net sales to
  United States Government            $ 6,699     $ 5,703     $ 5,672     $ 4,481     $ 4,958
  The Boeing Company                      569         569         483         531         549
  Other customers                         803         546         556          51          43
  Total net sales                       8,071       6,818       6,711       5,063       5,550

Net income                                234         252          35          96         121
Earnings per share                       4.33        5.11         .72        1.99        2.56
Cash dividends per share                 1.60        1.60        1.60        1.60        1.20

Net working capital                        (3)        357         467         481         354
Current ratio                       1.00 to 1   1.21 to 1   1.24 to 1   1.45 to 1   1.25 to 1
Total assets                          $ 9,422     $ 5,455     $ 6,047     $ 2,939     $ 3,162

Long-term debt                          2,950       1,163       1,633         160         160
Total long-term obligations             4,619       2,234       2,757         468         426
Long-term debt as a percentage of
  shareholders'equity                   138.6%       79.7%      126.6%       12.1%       12.8%

Operating margin as a percentage of
  Net sales                               8.2         7.9         3.0         3.8         3.9
  Average operating assets                9.9        10.4         5.2         7.7         8.2

Net income as a percentage of
  Net sales                               2.9         3.7          .5         1.9         2.2
  Average assets                          3.1         4.4          .8         3.1         3.8
  Average shareholders' equity           13.1        18.3         2.7         7.5         9.9

Research and development expenses
  Contract                            $ 1,628     $ 1,175     $ 1,477     $ 1,603     $ 1,693
  Noncontract                             255         164         121          97          93

Payroll and employee benefits           3,096       2,656       2,661       1,906       2,001
Number of employees at year-end        46,600      37,300      42,400      29,800      33,600
Number of shareholders at year-end     10,136      10,834      11,241      11,618      12,599

Depreciation                          $   204     $   226     $   227     $   214     $   160
Amortization of
  Goodwill                                 81          36          27
  Other purchased intangibles              82          21          15
Maintenance and repairs                    93          80         105          87         106
Rent expense                               90          89          84          47          52

Floor area (millions of square feet)
  Owned                                  22.5        20.1        21.3        12.9        12.6
  Commercially leased                     8.7         7.0         7.5         3.2         4.2
  Leased from United States Government    9.0        10.2         9.4         2.1         1.9


NORTHROP GRUMMAN CORPORATION

Item 8.  Financial Statements and Supplementary Data


CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31, $ in millions               1996      1995      1994      1993      1992


Assets:
Current assets
  Cash and cash equivalents           $    44   $    18   $    17   $   100   $   230
  Accounts receivable                   1,356     1,197     1,202       820       791
  Inventoried costs                     1,053       771     1,043       569       670
  Deferred income taxes                    77        25        38        46        38
  Prepaid expenses                         67        61        47        25        31
  Refundable federal income taxes                              84
  Total current assets                  2,597     2,072     2,431     1,560     1,760

Property, plant and equipment at cost
  Land and land improvements              207       192       203       118       117
  Buildings                               801       780       857       744       719
  Machinery and other equipment         2,078     1,864     2,024     1,898     1,982
  Leasehold improvements                   68        64        62        29        59
                                        3,154     2,900     3,146     2,789     2,877
Accumulated depreciation               (1,752)   (1,724)   (1,768)   (1,773)   (1,753)
                                        1,402     1,176     1,378     1,016     1,124

Other assets
  Goodwill, net of amortization
    of $144 in 1996,
      $63 in 1995 and $27 in 1994       3,436     1,403     1,359
  Other purchased intangibles, net of
    amortization of $116 in 1996,
      $36 in 1995 and $15 in 1994         988       356       376
  Prepaid pension cost, intangible
    pension asset and benefit trust fund  229        99       222       278       190
  Deferred income taxes                   520       255       203         7         7
  Investments in and advances to
    affiliates and sundry assets          250        94        78        78        81
                                        5,423     2,207     2,238       363       278
                                      $ 9,422   $ 5,455   $ 6,047   $ 2,939   $ 3,162


NORTHROP GRUMMAN CORPORATION


December 31, $ in millions               1996      1995      1994      1993      1992


Liabilities and Shareholders' Equity:
Current liabilities
  Notes payable to banks              $   228   $    65   $   171    $        $   100
  Current portion of long-term debt       200       144       130                 250
  Trade accounts payable                  452       360       396       324       363
  Accrued employees' compensation         315       203       228       146       144
  Advances on contracts                   230        98       184        40        39
  Income taxes payable                     25        57        55        12
  Deferred income taxes                   629       471       413       426       389
  Other current liabilities               521       317       387       131       121
  Total current liabilities             2,600     1,715     1,964     1,079     1,406

Long-term debt                          2,950     1,163     1,633       160       160
Accrued retiree benefits                1,624     1,048     1,070       308       266
Other long-term liabilities                59        39        74        23        26
Deferred income taxes                      61        31        16        47        50

Shareholders' equity
  Paid-in capital
    Preferred stock, 10,000,000 shares authorized;
       none issued
    Common stock, 200,000,000 shares authorized;
      issued and outstanding
     1996 - 57,928,466; 1995 - 49,462,615;
     1994 - 49,241,642; 1993 - 48,913,403;
     1992 - 47,398,303                    784       272       264       254       205
  Retained earnings                     1,348     1,199     1,026     1,070     1,051
  Unfunded pension losses, net of taxes    (4)      (12)                 (2)       (2)
                                        2,128     1,459     1,290     1,322     1,254
                                      $ 9,422   $ 5,455   $ 6,047   $ 2,939   $ 3,162


The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF INCOME


Year ended December 31, $ in millions,
  except per share                       1996      1995      1994      1993      1992


Net sales                              $8,071    $6,818    $6,711    $5,063    $5,550
Cost of sales
  Operating costs                       6,216     5,319     5,477     4,385     4,877
  Administrative and general expenses   1,197       963       753       485       455
  Special termination benefits                                282
Operating margin                          658       536       199       193       218
Other income(deductions)
  Interest income                           9         1         6         2         4
  Other, net                              (13)        9       (31)       13         5
  Interest expense                       (270)     (137)     (109)      (38)      (47)
Income before income taxes                384       409        65       170       180
Federal and foreign income taxes          150       157        30        74        59
Net income                             $  234    $  252    $   35    $   96    $  121

Weighted average common shares outstanding,
  in millions                            54.0      49.4      49.1      48.1      47.2

Earnings per share                     $ 4.33   $  5.11    $  .72    $ 1.99    $ 2.56


The accompanying notes are an integral part of these consolidated financial statements

NORTHROP GRUMMAN CORPORATION



CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY


Year ended December 31, $ in millions,
  except per share                       1996      1995      1994      1993      1992


Paid-in Capital
  At beginning of year                $   272   $   264   $   254   $   205   $  195
  Stock issuance                          493
  Employee stock awards and options
    exercised, net of forfeitures          19         8        10        49       10
  At end of year                          784       272       264       254      205

Retained Earnings
  At beginning of year                  1,199     1,026     1,070     1,051      987
  Net income                              234       252        35        96      121
  Cash dividends                          (85)      (79)      (79)      (77)     (57)
  At end of year                        1,348     1,199     1,026     1,070    1,051

Unfunded Pension Losses, Net of Taxes
  At beginning of year                    (12)                 (2)       (2)
  Change in excess of additional minimum
    liability over unrecognized
      prior service costs                   8       (12)        2                  (2)
  At end of year                           (4)      (12)                 (2)       (2)
Total shareholders' equity            $ 2,128   $ 1,459   $ 1,290   $ 1,322   $ 1,254

Book value per share                  $ 36.74   $ 29.50   $ 26.20   $ 27.04   $ 26.46
Cash dividends per share                 1.60      1.60      1.60      1.60      1.20





The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF CASH  FLOWS


Year ended December 31, $ in millions       1996      1995      1994      1993      1992


 Operating Activities
 Sources of Cash
   Cash received from customers
     Progress payments                   $ 2,226   $ 2,289   $ 2,616   $ 2,028   $ 2,647
     Other collections                     5,822     4,355     4,767     2,924     2,914
   Interest received                           9         1         6         2         4
   Income tax refunds received                12        48        11         3
   Other cash receipts                         8         7        13         6         5
   Cash provided by operating activities   8,077     6,700     7,413     4,963     5,570
 Uses of Cash
   Cash paid to suppliers and employees    7,040     5,750     6,786     4,484     5,186
   Interest paid                             219       144        94        42        47
   Income taxes paid                         117        59        90        52        48
   Other cash payments                                   3         2         5         5
   Cash used in operating activities       7,376     5,956     6,972     4,583     5,286
 Net cash provided by operating activities   701       744       441       380       284

 Investing Activities
 Payment for purchase, net of cash acquired, of
   ESG                                    (2,886)
   Grumman Corporation                                        (1,842)
   Vought Aircraft Company                                       (12)
   Additions to property, plant
     and equipment                          (194)     (133)     (134)     (135)     (123)
   Proceeds from sale of property, plant
     and equipment                            58        33        17         2         5
   Proceeds from sale of affiliates/
     operations                               45         5                   8
   Proceeds from sale of marketable securities                    28
   Funding of retiree benefit trust          (25)                (31)
   Dividends from affiliates, net
     of investments                                                5         2       (47)
   Other investing activities                  4       (21)        6
   Net cash used in investing activities  (2,998)     (116)   (1,963)     (123)     (165)

   Financing Activities
   Borrowings under lines of credit        2,734       153     2,371        55       100
   Repayment of borrowings under
     lines of credit                        (635)     (259)   (1,200)     (155)
   Proceeds from issuance of
     long-term debt                        1,000                 600
   Principal payments of long-term debt   (1,090)     (446)     (251)     (251)     (140)
   Proceeds from issuance of stock           499         4         7        41         5
   Dividends paid                            (85)      (79)      (79)      (77)      (57)
   Other financing activities               (100)                 (9)
   Net cash provided by (used in)
     financing activities                  2,323      (627)    1,439      (387)      (92)
Increase(decrease) in cash and
  cash equivalents                            26         1       (83)     (130)       27
Cash and cash equivalents balance at
  beginning of year                           18        17       100       230       203
Cash and cash equivalents balance
  at end of year                          $   44    $   18    $   17   $   100   $   230


NORTHROP GRUMMAN CORPORATION


Year ended December 31, $ in millions       1996      1995      1994       1993     1992


Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net income                                $   234  $   252    $   35     $   96   $  121
Adjustments to reconcile net income to
  net cash provided
  Depreciation                                204      226       227        214      160
  Amortization of intangible assets           163       57        42
  Common stock issued to employees             10                  1          3        3
  Loss on disposals of property, plant and
    equipment                                  32       34        33         26       11
  Retiree benefits cost(income)                52       64        33        (39)     (42)
  Special termination benefits                                   282
  Decrease(increase) in
     Accounts receivable                     (101)     197       209        (4)      339
     Inventoried costs                          7      426      (368)      142        63
     Prepaid expenses                          12      (15)       10        (5)        4
     Refundable income taxes                            84       (84)
  Increase(decrease) in
     Progress payments                         84     (282)      407       (90)     (340)
     Accounts payable and accruals             25     (111)     (319)      (34)      (65)
     Provisions for contract losses            (1)    (143)      (84)       36         9
     Provisions for disposal of real
     estate and other assets                   50      (8)        42         1         1
     Deferred income taxes                    126      84         78        26        48
     Income taxes payable                     (32)      2        (25)       12       (25)
     Retiree benefits                        (170)   (114)       (80)       (1)       (1)
  Other noncash transactions                    6      (9)         2        (3)       (2)
Net cash provided by operating activities $   701 $   744    $   441   $   380   $   284

Noncash Investing and Financing Activities:
Purchase of  ESG
  Fair value of assets acquired           $ 4,003
  Cash paid                                (2,888)
  Liabilities assumed                     $ 1,115
Purchase of Grumman Corporation
  Fair value of assets acquired                              $ 3,495
  Cash paid                                                   (2,129)
  Liabilities assumed                                        $ 1,366

Purchase of Vought Aircraft Company
  Fair value of assets acquired                              $   722
  Cash paid                                                     (130)
  Liabilities assumed                                        $   592


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

Nature of Operations

Northrop Grumman is a major producer of military and commercial aircraft subassemblies and defense electronics and is the prime contractor on the U.S. Air Force B-2 Stealth Bomber. The company operates in the aircraft and electronics industry segments within the broadly defined aerospace industry. The majority of the company's products and services are ultimately sold to the U.S. Government and the company is therefore affected by the federal budget process and the competition in the aerospace and defense environment.
     Sales to the U.S. Government (including foreign military sales) are reported within each industry segment and in total in the Selected Financial Data. The company does not conduct a significant volume of activity through foreign operations or in foreign currencies.
     Descriptions of the company's principal products and services along with industry segment data, which is considered to be an integral part of these financial statements, can be found in the Management's Discussion and Analysis section of this report. Intersegment sales are transacted at cost incurred with no profit added. Operating profit is defined to include the Other Income earned by each industry segment, but to exclude costs allocated to segments for General Corporate Expenses and State and Local Income Taxes. General corporate assets include cash and cash equivalents, corporate office furnishings and equipment, other unallocable property, investments in affiliates, prepaid pension cost, intangible pension asset, benefit trust fund assets, deferred tax assets and certain assets held for sale.

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

NORTHROP GRUMMAN CORPORATION

Contract Research and Development
Customer-sponsored research and development costs (direct and indirect costs incurred pursuant to contractual arrangements) are accounted for like other contracts.

Noncontract Research and Development
This category includes independent research and development costs and company-sponsored research and development costs (direct and indirect costs not recoverable under contractual arrangements). Independent research and development (IR&D) costs are included in administrative and general expenses (indirect costs allocable to U.S. Government contracts) whereas company-sponsored research and development costs are charged against income as incurred.

Environmental Costs
Environmental liabilities are accrued when the company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is better than another, the minimum amount in the range is recorded. The company does not anticipate and record insurance recoveries before collection is probable.

Interest Rate Swap Agreements

The company may enter into interest rate swap agreements to offset the variable-rate characteristic of certain variable-rate term loans outstanding under the company's Credit Agreement. Interest on these interest rate swap agreements is recognized as an adjustment to interest expense in the period incurred.

NORTHROP GRUMMAN CORPORATION

Income Taxes

Provisions for federal, state and local income taxes are calculated on reported financial statement pretax income based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.
   The company accounts for certain contracts in process using different methods of accounting for financial statements and tax reporting and thus provides deferred taxes on the difference between the financial and taxable income reported during the performance of such contracts.
   In accordance with industry practice, state and local income and franchise tax provisions are included in administrative and general expenses.

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

Accounts Receivable
Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost type of percentage-of-completion method of accounting), certain estimated contract changes, claims in negotiation and amounts retained by the customer pending contract completion.


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

                                                            Years
Land improvements                                            5-20
Buildings                                                    5-45
Machinery and other equipment                                1-18
Leasehold improvements                            Length of lease

NORTHROP GRUMMAN CORPORATION


Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets are amortized on a straight-line basis over periods of 40 years and a weighted average 15 years, respectively. Goodwill and other purchased intangibles balances are included in the identifiable assets of the industry segment to which they have been assigned and amortization is charged against the respective industry segment operating profit. The recoverability of goodwill and other purchased intangibles is evaluated at least annually considering the projected future profitability and cash flow at the operations to which they relate. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded.

Acquisitions

On March 1, 1996 the company purchased substantially all of the defense and electronics systems business (ESG) of Westinghouse Electric Corporation at a cost of $2.9 billion and financed the transaction with new borrowings. The operations of ESG have been consolidated with Northrop Grumman effective March 1, 1996 and are included in the electronics industry segment.
     In April 1994 the company purchased the outstanding stock of Grumman Corporation (Grumman) at a cost of $2.1 billion and financed the transaction mainly with new borrowings. The operations of Grumman since acquisition are included in the industry segments to which products are associated.
   In August 1994 the company purchased the remaining 51 percent interest in Vought Aircraft Company (Vought) for $130 million cash. The company had previously purchased a 49 percent interest in Vought for $45 million in September 1992. The operations of Vought since August 1994 are included in the aircraft industry segment.

NORTHROP GRUMMAN CORPORATION


     The purchase method of accounting was used to record all three acquisitions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the remaining balance to goodwill.
     The following unaudited pro forma financial information combines Northrop Grumman's and ESG's results of operations as if the acquisitions had taken place on January 1, 1995, and is not necessarily indicative of future operating results for Northrop Grumman.


     $ in millions, except per share                1996     1995
     Sales                                        $8,318   $9,158
     Net income                                      214      136
     Earnings per share                             3.95     2.76

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

Financial Statement Reclassification

To conform to the presentation in 1996, certain amounts for 1995 and prior years have been reclassified in the Consolidated Financial Statements. The reclassifications had no effect on net income or earnings per share for any period presented.

NORTHROP GRUMMAN CORPORATION

ACCOUNTS RECEIVABLE

Unbilled amounts represent sales for which billings have not been presented to customers at year end, including differences between actual and estimated overhead and margin rates. These amounts are usually billed and collected within one year. Progress payments are, however, received on a number of fixed-price contracts accounted for using the cost-to-cost type percentage-of-completion method.
     Amounts due upon contract completion are retained by customers until work is completed and customer acceptance is obtained.
     In 1996 the company terminated an agreement that was entered into in 1995 with a financial institution to sell designated pools of its commercial accounts receivables, with limited recourse, in amounts up to $75 million. At December 31, 1995, $34 million of accounts receivable had been sold.
     Accounts receivable at December 31, 1996, are expected to be collected in 1997 except for approximately $255 million due in 1998 and $188 million due in 1999 and later. These amounts principally relate to long-term contracts with the U.S. Government.
     Allowances for doubtful amounts represent mainly estimates of overhead type costs which may not be successfully negotiated and collected.


Account receivable were comprised of the following:


$ in millions                       1996        1995      1994      1993      1992


Due from U.S. Government, long-term contracts
  Current accounts
     Billed                      $   396     $   261   $   420   $    65   $    82
     Unbilled                      3,463       3,235     3,140     3,050     3,100
     Progress payments received   (2,721)     (2,426)   (2,532)   (2,410)   (2,467)
     Net current accounts          1,138       1,070     1,028       705       715
  Due upon contract completion         2           9        55        14        19
                                   1,140       1,079     1,083       719       734
Due from other customers, long-term contracts
  Current accounts
     Billed                           78          14        74        66        31
     Unbilled                         47          50        41        43        48
                                     125          64       115       109        79
  Total due, long-term contracts   1,265       1,143     1,198       828       813

Trade and other accounts receivable
  Due from U.S. Government            75          61        34        36        28
  Due from other customers            71          61        34        13         7
  Total due, trade and other         146         122        68        49        35
                                   1,411       1,265     1,266       877       848
  Allowances for doubtful amounts    (55)        (68)      (64)      (57)      (57)
                                 $ 1,356     $ 1,197   $ 1,202   $   820   $   791


NORTHROP GRUMMAN CORPORATION



INVENTORIED COSTS
Inventoried costs were comprised of the following:


$ in millions                                 1996      1995      1994      1993      1992


Production costs of contracts in process   $ 1,169   $   924   $ 1,314   $   800  $   920
Excess of production cost of delivered items
  over the estimated average unit cost         105        85        43
Administrative and general expenses            199       166       270        95      109
                                             1,473     1,175     1,627       895    1,029
Progress payments received                    (533)     (428)     (611)     (326)    (359)
                                               940       747     1,016       569      670
Product inventories - at the lower of
  average cost or market                       113        24        27
                                           $ 1,053    $  771   $ 1,043   $   569  $   670


     Inventoried costs relate to long-term contracts in process and include expenditures for raw materials and work in process beyond what is required for recorded orders. These expenditures are incurred to help maintain stable and efficient production schedules. The excess of production costs of delivered and in process items over the estimated average costs is carried in inventory under the learning curve concept. Under this concept, production costs per unit are expected to decrease over time due to efficiencies arising from continuous improvement in the performance of repetitive tasks. However, no material amount representing claims, unamortized tooling or other deferred costs is included in inventoried costs.
     The ratio of inventoried administrative and general expenses to total inventoried costs is estimated to be the same as the ratio of total administrative and general expenses incurred to total contract costs incurred.
     According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts.

NORTHROP GRUMMAN CORPORATION

INCOME TAXES
Income tax expense, both federal and foreign (which arises primarily from work performed abroad by domestic operations), was comprised of the following:



$ in millions                                  1996    1995   1994    1993   1992


Currently payable
  Federal income taxes                        $  41   $  76  $  61   $  41  $   7
  Foreign income taxes                            2       1      1       1      1
                                                 43      77     62      42      8
Change in deferred federal income taxes         107      80    (32)     32     51
                                              $ 150   $ 157  $  30   $  74  $  59


     Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income before income taxes due to the following:



$ in millions                                  1996    1995   1994    1993   1992


Income tax expense at statutory rate          $ 135   $ 143  $  23   $  59  $  61
Goodwill amortization                            16      13      9
Provision for nondeductible expenses              2       4      4       1      1
Benefit from ESOP dividends                      (3)     (3)    (4)     (4)    (3)
Dividend exclusion                                              (2)
Retroactive effect of statutory rate increase                           18
                                              $ 150   $ 157  $  30   $  74  $  59

     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. The principal type of temporary difference stems from the recognition of income on contracts being reported under different methods for tax purposes than for financial reporting.



NORTHROP GRUMMAN CORPORATION

     The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal and state tax balances, as categorized in the Consolidated Statements of Financial Position, were as follows:



$ in millions                              1996     1995     1994     1993     1992


Deferred tax assets
  Deductible temporary differences
     Retiree benefit plan expense        $  602   $  421   $  409    $  21   $   21
     Provision for estimated expenses        79       25       39       28       27
     Income on contracts                     49       14       17       21       13
     Other                                   41       35       52        2        2
                                            771      495      517       72       63
  Taxable temporary differences
     Purchased intangibles                 (110)    (124)    (133)
     Excess tax over book depreciation      (64)     (71)     (94)
     Retiree benefit plan income                     (18)     (48)     (19)     (15)
     Administrative and general expenses
       period costed for tax purposes                 (2)      (1)               (3)
                                           (174)    (215)    (276)      (19)    (18)
                                         $  597   $  280   $  241    $   53  $   45

Deferred tax liabilities
  Taxable temporary differences
     Income on contracts                 $  868   $  795   $  744    $  811  $  789
     Administrative and general expenses
       period costed for tax purposes         1        1       18        18      18
     Retiree benefit plan income              9                          94      64
     Excess tax over book depreciation       10        2                 70      89
     Other                                   14       15        9
                                            902      813      771       993     960
  Deductible temporary differences
     Provision for estimated expenses       (82)    (117)    (145)     (135)   (120)
     Retiree benefit plan expense            (1)     (2)       (2)     (106)    (93)
     Other                                                               (9)    (11)
                                            (83)   (119)     (147)     (250)   (224)
  Tax carryforwards
     Tax credits                            (39)   (102)     (105)     (129)   (140)
     Alternative minimum tax credit         (90)    (90)      (90)      (87)    (40)
     Operating losses                                                   (54)   (117)
                                           (129)   (192)     (195)     (270)   (297)
                                         $  690  $  502    $  429    $  473  $  439

Net deferred tax liability
  Total deferred tax liabilities (taxable
    temporary differences above)         $1,076  $1,028    $1,047    $1,012  $  978
  Less total deferred tax
    assets (deductible temporary
    differences and tax
     carryforwards above)                   983     806       859       592     584
                                         $   93  $  222    $  188    $  420  $  394


NORTHROP GRUMMAN CORPORATION
     The tax carryforward benefits are expected to be used in the periods in which net deferred tax liabilities mature. The expiration dates for these tax credit carryforwards are in various amounts over the years 1997 through 2007. The alternative minimum tax credit can be carried forward indefinitely.

NOTES PAYABLE TO BANKS AND LONG-TERM DEBT
The company has available short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities. At December 31, 1996, $226 million was outstanding at a weighted average interest rate of 6.44 percent. At December 31, 1995, $65 million was outstanding at a weighted average interest rate of 6.15 percent. At December 31, 1994, $171 million was outstanding at a weighted average interest rate of 7 percent.
     Additionally, the company has a credit agreement with a group of domestic and foreign banks to provide for three credit facilities:
$1.8 billion available on a revolving credit basis through March 2002; a variable interest rate $500 million two-year term loan due March 1, 1998, that was repaid in July 1996; and a variable interest rate $1.5 billion six-year term loan due in 24 quarterly installments of $62.5 million plus interest beginning June 1996. Effective November 1, 1996, the Credit Agreement was further amended to reduce the $1.5 billion term loan to $1.05 billion payable in 21 quarterly installments of $50 million plus interest beginning March 1, 1997. The company pays, at least quarterly, interest on the outstanding debt under the Credit Agreement at rates that vary based in part on the company's credit rating and leverage ratio.
At December 31, 1996, $1.05 billion under the term loan was outstanding at a weighted average interest rate of 5.97 percent. Principal payments permanently reduce the amount available under this agreement as well as the debt outstanding.
     At December 31, 1996, $500 million at a weighted average interest rate of 5.79 percent was outstanding under the company's revolving credit facility. In 1995 there were no borrowings under the company's revolving credit facility. Under these agreements, in the event of a "change in control," the banks are relieved of their commitments. Compensating balances are not required under these agreements.
     The company's credit agreements contain restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and interest coverage. At
December 31, 1996, $326 million of retained earnings were unrestricted as to the payment of dividends. Total indebtedness for all types of borrowed money is limited under the company's credit agreement covenants. At December 31, 1996, indebtedness was limited to $7.4 billion.

NORTHROP GRUMMAN CORPORATION



     Long-term debt consisted of the following:


$ in millions                                   1996        1995        1994       1993      1992


Notes due 1999, 8.4%                       $            $    143    $    153    $         $
Notes due 2004, 8.625%                           350         350         350
Notes due 2006, 7%                               400
Debentures due 2016, 7.75%                       300
Debentures due 2024, 9.375%                      250         250         250
Debentures due 2026, 7.875%                      300
Notes payable and mortgages                                    1          10         160      370
Revolving credit facility                        500
Term loans payable to banks due in quarterly
installments through 2002 at floating rates    1,050         563       1,000                   40
                                               3,150       1,307       1,763         160      410
Less current portion                             200         144         130                  250
                                              $2,950     $ 1,163     $ 1,633    $    160  $   160



     During the first quarter of 1996 the company sold to institutional investors $400 million of 7 percent notes due 2006, $300 million of 7 3/4 percent debentures due 2016 and $300 million of 7 7/8 percent debentures due 2026. The proceeds from this issuance were used to finance a portion of the purchase price of ESG. The debt indenture contains restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.
     In November 1995 the notes due in 1999 were called for redemption at face value, on January 2, 1996. The December 31, 1995 balance of $143 million was classified as current. The debentures due in 2024 are callable after October 15, 2004 at a premium of 4 percent declining to par after 2013.
     The principal amount of long-term debt outstanding at December 31, 1996, due in each of the years 1997 through 2001 is $200 million with $2,150 million due after five years.

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

The company has limited involvement with derivative financial instruments and does not use them for trading purposes. To mitigate the variable rate characteristic of the term loans, the company entered into interest rate swap agreements maturing at various dates through May 1999 with several banks resulting in a fixed interest rate of 6.23 percent on a notional amount of $425 million at December 31, 1996. Unrealized gain(loss) on interest rate swap agreements are calculated based upon the amounts at which they could be settled at current interest rates. The market gain(loss) on interest rate swaps was $(1) million, $(7) million and $7 million at December 31, 1996, 1995 and 1994 respectively. The institutions have options to extend $200 million of the swaps through May 1998. The company expects the banks to fully satisfy their obligations under the arrangements.
     Carrying amounts and the related estimated fair values of the company's financial instruments at December 31 of each year are as follows:

$ in millions                1996     1995     1994     1993    1992

Long-term debt
  Carrying amount           3,150    1,307    1,763      160    410
  Fair value                3,221    1,405    1,758      160    443

Interest rate swap agreements
  Notional amount             425      300      200
  Gains(losses)                (1)      (7)       7

NORTHROP GRUMMAN CORPORATION

RETIREMENT BENEFITS

The company sponsors several defined-benefit pension plans covering substantially all employees. Pension benefits for most employees are based on the employee's years of service and compensation during the last ten years before retirement. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the company. Five of the company's fifteen qualified plans which cover over 80 percent of all employees, were in a legally defined full-funding limitation status at December 31, 1996. To protect the assets in the master trust from a "change in control" the trust agreement and the Northrop Grumman Pension Plan were appropriately amended during 1991.
     The company and subsidiaries also sponsor defined-contribution plans in which most employees are eligible to participate. Company contributions, up to 4 percent of compensation, are based on a matching of employee contributions.
     In addition, the company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees achieve eligibility to participate in these contributory plans upon retirement from active service and if they meet specified age and years of service requirements. Election to participate must be made at the date of retirement. Qualifying dependents are also eligible for medical coverage. Approximately 85 percent of the company's current retirees participate in the medical plans. The cost and funded status for the medical and life benefits are combined in the tables that follow because (1) life benefits constitute an insignificant amount of the combined cost, and (2) for those plans with assets, the assets in trust for each plan can be used to pay benefits under either plan. Plan documents reserve the company's right to amend or terminate the plans at any time. Premiums charged retirees for medical coverage are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, copayments, coinsurance percentages, out-of-pocket limits, schedule of reasonable fees, managed care providers, maintenance of benefits with other plans, Medicare carve-out and a maximum lifetime benefit of from $250,000 to $1,000,000 per covered individual. It is the policy of the company to fund the maximum amount deductible for income taxes into the VEBA trust established for the Northrop Retiree Health Care Plan for Retired Employees for payment of benefits.


NORTHROP GRUMMAN CORPORATION


     The cost to the company of these plans in each of the last five years is shown in the following table.


$ in millions                                    1996         1995         1994        1993         1992


Defined benefit pension plans
   Actual return on assets                    $(1,379)     $(1,856)     $    25     $  (449)     $  (298)
   Deferral of actual return on assets            618        1,233         (541)        153           38
   Expected return on assets                     (761)        (623)        (516)       (296)        (260)
   Service cost                                   174          125          176         104           99
   Interest cost                                  570          520          372         190          175
   Amortization of unrecognized items
      Transition asset, net                       (42)         (42)         (42)        (42)         (42)
      Prior service costs                          41           31           14          15           13
      Net gain from previous years                (21)         (34)         (40)        (42)         (68)
  Net periodic pension income                 $   (39)     $   (23)     $   (36)     $  (71)     $   (83)

Defined contribution plans                    $    73      $    54      $    59      $   47      $    48

Retiree health care and life insurance
 benefit plans
   Actual return on assets                    $   (60)     $   (95)     $    22      $   (19)    $   (10)
   Deferral of actual return on assets             38           76          (42)          (1)        (10)
   Expected return on assets                      (22)         (19)         (20)         (20)        (20)
   Service cost                                    27           20           28           21          25
   Interest cost                                   91           89           61           37          39
  Amortization of unrecognized gain from
    previous years                                 (5)          (3)          (2)          (6)         (3)
  Excess dependent cost                                                       2
  Net periodic postretirement benefit cost    $    91      $    87      $    69      $    32     $    41


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


NORTHROP GRUMMAN CORPORATION


     Major assumptions as of each year-end used in the accounting for the defined-benefit plans are shown in the following table. Pension cost is determined using all three factors as of the end of the preceding year, whereas the funded status of the plans, shown later, uses only the first two factors, as of the end of each year.

                                    1996    1995    1994    1993    1992
Discount rate for obligations       7.50%   7.00%   8.25%   7.00%   8.00%
Rate of increase for compensation   4.50    5.00    5.25    5.50    5.50
Expected long-term rate of return
  on plan assets                    9.00    9.00    8.75    8.25    8.25

     These assumptions were also used in retiree health care and life insurance benefit calculations with one modification. Since, unlike the pension trust, the earnings of the VEBA trust are taxable, the above
9 percent expected rate of return on plan assets was reduced accordingly to
5.25 percent after taxes. A significant factor used in estimating future per capita cost, for the company and its retirees, of covered health care benefits is the health care cost trend rate assumption. The rate used was 7 percent for 1996 and is assumed to decrease gradually to 6 percent for 2006 and remain at that level thereafter. An additional one-percentage-point of increase each year in that rate would result in a $12 million annual increase in the aggregate of the service and interest cost components of net periodic postretirement benefit cost, and a $111 million increase in the accumulated postretirement benefit obligation at December 31, 1996.
     The following tables set forth the funded status and amounts recognized in the Consolidated Statements of Financial Position at each year-end for the company's defined-benefit pension and retiree health care and life insurance benefit plans. The summary showing pension plans whose accumulated benefits are in excess of assets at December 31, 1996, is comprised of seven qualified plans along with twelve unfunded nonqualified plans for benefits provided to directors, officers and employees either beyond those provided by, or payable under, the company's main plans.
     The company revised its estimate of the discount rate for obligations and rate of increase for compensation assumptions in calculating the funded status of the plans at December 31, 1996. The changes resulted in a $483 million decrease in the projected benefit obligation for pension plans and a $59 million decrease in the accumulated postretirement benefit obligation.



NORTHROP GRUMMAN CORPORATION



$ in millions                                    1996       1995       1994       1993       1992


Pension plans whose assets exceed
  accumulated benefits
Actuarial present value of benefit obligations
  Vested benefits                             $ 6,255    $ 6,572    $ 2,487    $ 2,059    $ 1,690
  Nonvested benefits                              328        320        228        175        153
  Accumulated benefit obligations               6,583      6,892      2,715      2,234      1,843
  Effect of assumed salary rate increases         391        469        409        453        421
  Projected benefit obligations                 6,974      7,361      3,124      2,687      2,264
Less market value of plan assets                9,184      8,319      4,210      3,970      3,642
Excess of assets over projected benefit
  obligations                                  (2,210)     (958)     (1,086)    (1,283)    (1,378)
Unrecognized items
  Net transition asset                            247       289         332        374        415
  Prior service costs                            (248)     (286)       (307)      (114)      (133)
  Net gain                                      2,067       921         897        764        916
Accrued retiree benefits pension
  asset included in Consolidated Statements
    of Financial Position                     $  (144)  $   (34)    $  (164)   $  (259)   $  (180)

Pension plans whose accumulated benefits exceed assets
Actuarial present value of benefit obligations
  Vested benefits                             $   839   $   311     $ 2,865    $     57   $    33
  Nonvested benefits                               51         8         252           3
  Accumulated benefit obligations                 890       319       3,117          60        33
  Effect of assumed salary rate increases         145        15          16          19         3
  Projected benefit obligations                 1,035       334       3,133          79        36
Less market value of plan assets                  436       177       2,872          16
Excess of projected benefit obligations
  over assets                                     599       157         261          63        36
Unrecognized items
  Net transition obligation                        (3)      (3)         (4)          (5)       (4)
  Prior service costs                             (16)      (5)         (8)         (14)        5
  Net gain(loss)                                  (10)     (31)          1           (7)       (3)
Additional minimum liability                       22       29           6           12         7
Accrued retiree benefits liability
included in Consolidated Statements
of Financial Position                         $   592  $   147     $   256      $    49   $    41



NORTHROP GRUMMAN CORPORATION

     Pension plan assets at December 31, 1996, were comprised of 49 percent domestic equity type investments in listed companies (including 4 percent in Northrop Grumman common stock), 17 percent equity investments listed on international exchanges, 27 percent in fixed income type investments, principally U.S. Government securities, 3 percent in venture capital and real estate investments, and 4 percent in cash. The investment in Northrop Grumman represents 4,798,523 shares, or eight percent of the company's total shares outstanding.
     Effective January 1, 1995, the company adopted amendments to two of the company's retirement plans to cap the maximum years of service credit that an employee can earn and adjusted the amount of service credit earned each year. The effect of these changes was to increase the projected benefit obligation at December 31, 1994 by $210 million.



$ in millions                                      1996      1995      1994      1993      1992

Retiree health care and life insurance benefit plans
Accumulated postretirement benefit obligation (APBO)
 Retirees                                        $  841    $  960    $  575    $  274    $  243
 Fully eligible active employees                     81        88       172        86        82
 Active employees not yet eligible                  383       288       258       192       194
                                                  1,305     1,336     1,005       552       519
Less market value of plan assets                    468       433       353       373       369
Excess of APBO over assets                          837       903       652       179       150
Unrecognized items
 Prior service cost                                  (2)       (1)
 Net gain(loss)                                     191       (15)      156        74        72
Accrued retiree benefits liability included in
 Consolidated Statements of Financial Position   $1,026   $   887    $  808    $  253    $  222



     Retiree health care and life insurance plan assets at December 31, 1996, were almost entirely comprised of equity type investments in listed companies.

CONTINGENCIES

The corporation and its subsidiaries have been named as defendants in various legal actions. Based upon available information, it is the company's expectation that those actions are either without merit or will have no material adverse effect on the company's results of operations or financial position.

NORTHROP GRUMMAN CORPORATION


     In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by other environmental agencies. To assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites.
These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at December 31, 1996, the reasonable range of future costs for environmental remediation, including those sites acquired in the purchase of ESG, is $63 million to $107 million, of which $64 million has been accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's results of operations or financial position.
     Minimum rental commitments under long-term noncancellable operating leases total $239 million which is payable as follows: 1997 - $64 million, 1998 - $45 million, 1999 - $37 million, 2000 - $27 million, and 2001 -
$19 million, and 2002 and thereafter - $47 million.

NORTHROP GRUMMAN CORPORATION

STOCK RIGHTS

The company has a Common Stock Purchase Rights plan with one right issued in tandem with each share of common stock. The rights will become exercisable on the tenth business day after a person or group has acquired 15 percent or more of the general voting power of the company, or announces an intention to make a tender offer for 30 percent or more of such voting power, without the prior consent of the Board of Directors. If the rights become exercisable, a holder will be entitled to purchase one share of common stock from the company at an initial exercise price of $105.
     If a person acquires more than 15 percent of the then outstanding voting power of the company or if the company is combined with an acquiror, each right will entitle its holder to receive, upon exercise, shares of the company's or the acquiror's (depending upon which is the surviving company) common stock having a value equal to two times the exercise price of the right.
     The company will be entitled to redeem the rights at $.02 per right at any time prior to the earlier of the date that a person has acquired or obtained the right to acquire 15 percent of the general voting power of the company or the expiration of the rights in October 1998. The rights are not exercisable until after the date on which the company's prerogative to redeem the rights has expired. The rights do not have voting or dividend privilege and cannot be traded independently from the company's common stock until such time as they become exercisable.

STOCK COMPENSATION PLANS

At December 31, 1996, the company had two stock-based compensation plans -- the 1993 Long-Term Incentive Stock Plan (LTISP) and the 1995 Stock Option Plan for Non-Employee Directors (SOPND).
The LTISP permits grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs) and stock awards. With shareholder approval of this plan and subsequent amendment, a total of 4.1 million additional shares were made available for future grants. Up to 1.8 million of these shares may be in the form of stock awards. At December 31, 1996, 227,062 shares remained available for future grants under the LTISP.

NORTHROP GRUMMAN CORPORATION

     Under the LTISP each grant of a stock option is made at the closing market price on the date of grant. Options generally vest in 25 percent increments, two, three, four and five years from the grant date and expire ten years after the grant date. No SARs have been granted under the LTISP. Stock awards, in the form of restricted performance stock rights, are granted to key employees without payment to the company. Recipients of the rights earn shares of stock based on a total-shareholder-return measure of performance over a five-year period with interim distributions three and four years after grant. If at the end of the five-year period the performance objectives have not been met, up to 70 percent of the original grant will be forfeited. Termination of employment can result in forfeiture of some or all of the benefits extended under the plan.
     The shareholder approval of the SOPND in 1995 made available 300,000 shares for grants of stock options to nonemployee directors. Each grant of a stock option is made at the closing market price on the date of the grant, is immediately exercisable and expires ten years after the grant date. At December 31, 1996, 289,500 shares were available for future grants under the SOPND.
     The company applies Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for awards made under the plans. When stock options are exercised, the amount of the cash proceeds to the company is recorded as an increase to paid-in capital. No compensation expense is recognized in connection with stock options. Compensation expense for restricted performance stock rights is estimated and accrued over the vesting period. The fixed 30 percent minimum distribution portion is recorded at grant value and the variable portion is recorded at market value. Compensation expense recognized for stock awards was $25 million in 1996, $4 million in 1995, $4 million in 1994, $5 million in 1993, and $4 million in 1992.

NORTHROP GRUMMAN CORPORATION


  Stock option activity for the last five years is summarized below:

                                                   Weighted-
                                                     Average
                                            Shares  Exercise    Shares
                                      Under Option    Prices   Exercisable

Outstanding at January 1, 1992          2,823,870        $25    1,841,070
  Granted                                 635,700         26
  Cancelled                               (43,380)        20
  Exercised                              (281,660)        21
Outstanding at December 31, 1992        3,134,530         25    1,798,550
  Granted                                 515,300         36
  Cancelled                               (96,640)        25
  Exercised                            (1,405,330)        29
Outstanding at December 31, 1993        2,147,860         25      738,300
  Granted                                 708,700         43
  Cancelled                               (61,215)        28
  Exercised                              (265,430)        25
Outstanding at December 31, 1994        2,529,915         30      817,660
  Granted                                 762,500         56
  Cancelled                              (130,885)        31
  Exercised                              (170,810)        23
Outstanding at December 31, 1995        2,990,720         37    1,064,925
  Granted                                 987,800         78
  Cancelled                               (87,921)        49
  Exercised                              (240,334)        28
Outstanding at December 31, 1996        3,650,265         49    1,236,689

     Had compensation expense been determined based on the fair value at the grant dates for stock option awards granted in 1996 and 1995, consistent with the method of Financial Accounting Standards Board Statement 123 - Accounting for Stock Based Compensation, net income and earnings per share in 1996 would have been lower by $2 million and three cents, respectively. For 1995 net income would have been unchanged and earnings per share would have been lower by one cent. These amounts were determined using weighted-average per share fair values of options granted in 1996 and 1995 of $25 and $19, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years and for 1996 and 1995, respectively, the following additional assumptions: dividend yield - 2.1% and 2.8%; expected volatility - 28% and 31%; and risk-free interest rate - 6.2% and 5.8%.

NORTHROP GRUMMAN CORPORATION



     At December 31, 1996, the following stock options were outstanding:

         Options Outstanding                  Options Exercisable

                                 Weighted-  Weighted-                 Weighted-
 Range of   Number                Average     Average      Number       Average
 Exercise   Outstanding          Remaining   Exercise  Exercisable     Exercise
   Prices   at 12/31/96   Contractual Life     Prices  at 12/31/96       Prices

$16 to 25     632,070         3.1 years        $18        632,070           $18
$26 to 40     686,001         6.3 years         32        415,846            30
$41 to 55     673,837         7.8 years         43        181,266            43
$56 to 70     796,557         8.8 years         58          7,507            57
$71 to 81     861,800        10.0 years         81
            3,650,265                                   1,236,689



 Restricted performance stock rights were granted with weighted-average grant-date fair values per share as follows: 1996 - 802,800 at $81; 1995 - 22,660 at $53; 1994 - 141,540 at $43; 1993 - 473,000 at $36; and 1992 -
none granted.


NORTHROP GRUMMAN CORPORATION


UNAUDITED SELECTED QUARTERLY DATA

Quarterly financial results, previously reported are set forth in the following tables together with dividend and common stock price data.

1996 Quarters, $ in millions, except per share       4       3       2       1
Net sales                                       $2,282  $2,043  $2,143  $1,603
Operating margin                                   146     165     208     139
Net income                                          17      70      86      61
Earnings per share                                 .30    1.21    1.69    1.23
Dividend per share                                 .40     .40     .40     .40
Stock price:
High                                            84 1/4  80 1/4  69 1/4  67 3/8
Low                                             76 3/8  63 3/4  57 3/4  58 3/8

     The fourth quarter of 1996 includes a $90 million pretax charge related to the closure of four plants. The charge included $30 million for costs related to the reduction of personnel and other closure activities and $60 million for the write-down of facilities. The sale of shares owned by the company in ETEC Systems, Inc. generated pretax gains of $10 million, $6 million and $12 million in the fourth, third and second quarters, respectively. The first quarter includes a $25 million charge related to nacelles work the company performed for Fokker Aircraft N.V., which declared bankruptcy in March 1996.
     The sum of quarterly earnings per share for 1996 does not equal earnings per share for the year because the average number of common shares outstanding for the second half of 1996 was disproportionately higher than the full year average due to the issuance in June of approximately
8 million shares of common stock in a public stock offering.

NORTHROP GRUMMAN CORPORATION




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

     The operating margin in the second quarter of 1995 benefited from a net $34 million in cumulative operating margin adjustments. Positive adjustments on the B-2 stealth bomber and C-17 military transport programs were partially offset by a downward adjustment on the Boeing 747 jetliner program. The 747 adjustment reflected cost increases related to the stretch-out of the current production contract. The B-2 adjustment was made as a result of negotiated contract adjustments and a revised estimate of the overall operating margin expected to be earned on the B-2 production contract. The positive adjustment on the C-17 reflected improved operating performance on this program.
    The corporation's common stock is traded on the New York and Pacific Stock Exchanges (trading symbol NOC). The approximate number of holders of record of the corporation's common stock at January 31, 1997, was 10,106.


NORTHROP GRUMMAN CORPORATION

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Northrop Grumman Corporation
Los Angeles, California

     We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and Subsidiaries as of December 31 for each of the years 1992 through 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and Subsidiaries at December 31 for each of the years 1992 through 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Los Angeles, California
February 5, 1997

NORTHROP GRUMMAN CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No information is required in response to this Item.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
     The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

     The information as to Executive Officers is contained in Part I of this report as permitted by General Instruction G(3).

Item 11.  Executive Compensation
     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 13.  Certain Relationships and Related Transactions
     The information required by this Item will be incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.


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

     2.  Financial Statement Schedule
             Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.
     Separate financial statements of the parent company are omitted since it is primarily an operating company and minority equity interests in and/or nonguaranteed long-term debt of subsidiaries held by others than the company are in amounts which together do not exceed 5 percent of the total consolidated assets at December 31, 1996.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.




NORTHROP GRUMMAN CORPORATION

Exhibits:

  3(a) Certificate of Incorporation, as amended (incorporated by reference to Form S-3 Registration Statement, filed August 18, 1994)

  3(b) Northrop Grumman Corporation Bylaws, amended and restated as of January 27, 1997.

  4(a) Common Stock Purchase Rights Agreement (incorporated by reference to
       Form 8-A filed September 22, 1988), amended on August 2, 1991 (incorporated by reference to Form 8 filed August 2, 1991) and amended on September 28, 1994 (incorporated by reference to Form 8/A-A filed October 7, 1994)

  4(b) Indenture Agreement dated as of October 15, 1994 (incorporated by reference to Form 8-K filed October 25, 1994)

  4(c) Form of Officer's Certificate (without exhibits) establishing the terms of Northrop Grumman Corporation's 7% Notes Due 2006, 7 3/4% Debentures Due 2016 and 7 7/8% Debentures Due 2026 (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

  4(d) Form of Northrop Grumman Corporation's 7% Notes Due 2006
       (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

  4(e) Form of Northrop Grumman Corporation's 7 3/4% Debentures Due 2016
       (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

  4(f) Form of Northrop Grumman Corporation's 7 7/8% Debentures Due 2026
       (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

 10(a) Second Amended and Restated Credit Agreement dated as of April 15,
       1994, Amended and Restated as of March 1, 1996 among Northrop Grumman Corporation, Bank of American National Trust and Savings Association, as Documentation Agent, Chemical Securities, Inc., as Syndication Agent, The Chase Manhattan Bank (National Association), as Administrative Agent, and the Banks Signatories thereto (incorporated by reference to Form 8-K, filed March 18, 1996), and amended as of November 1, 1996

 10(b) Uncommitted Credit Facility dated October 10, 1994, between Northrop
       Grumman Corporation and Wachovia Bank of Georgia, N.A., which is substantially identical to facilities between Northrop Grumman Corporation and certain banks some of which are parties to the Credit Agreement filed as Exhibit 10(a) hereto (incorporated by reference to Form 10-K filed February 22, 1996)

*10(c) 1973 Incentive Compensation Plan (incorporated by reference to
       Form 8-B filed June 21, 1985)

*10(d) 1973 Performance Achievement Plan (incorporated by reference to
       Form 8-B filed June 21, 1985)


NORTHROP GRUMMAN CORPORATION


*10(e) Northrop Supplemental Plan 2 (incorporated by reference to Form
       10-K filed February 22, 1996), and amended as of June 19, 1996.

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

*10(h) 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Form SE filed March 30, 1989)

*10(i) Executive Life Insurance Policy (incorporated by reference to
       Form 10-K filed February 22, 1996)

*10(j) Executive Accidental Death, Dismemberment and Plegia Insurance
       Policy (incorporated by reference to Form 10-K filed
       February 22, 1996)

*10(k) Executive Long-Term Disability Insurance Policy (incorporated by reference to Form 10-K filed February 22, 1996)

*10(l) Key Executive Medical Plan Benefit Matrix (incorporated by reference to Form 10-K filed February 22, 1996)

*10(m) Executive Dental Insurance Policy Group Numbers 5134 and 5135
       (incorporated by reference to Form 10-K filed February 22, 1996)

*10(n) Group Excess Liability Policy  (incorporated by reference to
       Form 10-K filed February 22, 1996)

*10(o) Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended
       (incorporated by reference to Northrop Grumman Corporation Proxy Statement filed March 30, 1995), as amended (incorporated by reference to Northrop Grumman Corporation Proxy Statement filed April 1, 1996) and amended on December 18, 1996


NORTHROP GRUMMAN CORPORATION


*10(p) Northrop Corporation 1993 Stock Plan for Non-Employee Directors
       (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993), amended as of September 21, 1994 (incorporated by reference to Form 10-K filed March 21, 1995)

*10(q) Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee
       Directors (incorporated by reference to 1995 Proxy Statement filed March 30, 1995)

*10(r) Form of Northrop Grumman Corporation Special Agreement

*10(s) Executive Deferred Compensation Plan (effective December 29, 1994)
       (incorporated by reference to Form 10-K filed February 22, 1996)

 10(t) Memorandum of Agreement dated December 16, 1996 (W. C. Solberg
       Retirement Arrangements) and Release Agreement between Northrop Grumman Corporation and W. C. Solberg

 11    Statement Re Computation of Per Share Earnings
 23    Independent Auditors' Consent
 24    Power of Attorney
 27    Financial Data Schedule









________________
* Listed as Exhibits pursuant to Item 601(b)(10) of Regulation S-K


NORTHROP GRUMMAN CORPORATION



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 1997.


                             Northrop Grumman Corporation

                       By:          Nelson F. Gibbs
                                    Nelson F. Gibbs
                          Corporate Vice President and Controller
                                (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this 25th day of February 1997, by the following persons and in the capacities indicated.

     Signature                       Title
Kent Kresa*                  Chairman of the Board, President and  Chief
                             Executive Officer and Director (Principal
                             Executive Officer)

Jack R. Borsting*            Director
John T. Chain, Jr.*          Director
Jack Edwards*                Director
Phillip Frost*               Director
Aulana L. Peters*            Director
John E. Robson*              Director
Richard R. Rosenberg*        Director
Brent Scowcroft*             Director
John Brooks Slaughter*       Director
Wallace C. Solberg*          Director
Richard J. Stegemeier*       Director
Richard B. Waugh, Jr.*       Corporate Vice President and Chief
                               Financial Officer

*By               James C. Johnson
        James C. Johnson, Attorney-in-Fact
       pursuant to a power of attorney


NORTHROP GRUMMAN CORPORATION


                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         (Dollars in Thousands)



           COL. A                              COL. B          COL. C        COL. D       COL. E
                                                                                Other
                                             Balance at                     Changes--      Balance
       Classification                         Beginning      Additions            Add       at End
                                              of Period     At Cost(2)    (Deduct)(1)    of Period
Description:



Year ended December 31, 1992
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful amounts             $52,001     $   7,571      $  (2,412)      $57,160

Year ended December 31, 1993
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful amounts             $57,160     $   9,304      $  (9,759)      $56,705

Year ended December 31, 1994
  Reserves and allowances deducted
  from asset accounts:
    Allowances for doubtful amounts             $56,705       $25,283       $(18,262)      $63,726

Year ended December 31, 1995
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful amounts             $63,726      $  6,357      $  (2,129)      $67,954

Year ended December 31, 1996
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful amounts             $67,954       $19,364       $(31,873)      $55,445
____________
(1)  Uncollectible amounts written off, net of recoveries
(2)  Additions include allowances for bad debts from acquired companies - $15,625 in 1994 and $4,751 in 1996


NORTHROP GRUMMAN CORPORATION


                                   EXHIBIT 11
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                       (in thousands, except per share)



                                           1996       1995       1994      1993        1992


Primary:
Average shares outstanding               54,012     49,364     49,139     48,085     47,179
Net effect of the assumed exercise of
  stock options - based on the
  treasury stock method                   1,260      1,111        758        792        251
          Totals                         55,272     50,475     49,897     48,877     47,430

Net Income                             $234,126   $252,159    $35,264    $95,755   $120,922

Earnings per share(1)                  $   4.24   $   5.00    $   .71    $  1.96   $   2.55

Fully diluted:
Average shares outstanding               54,012     49,364     49,139     48,085     47,179
Net effect of the assumed exercise
  of stock options - based on the
  treasury stock method                   1,474      1,356        837        872        805
          Totals                         55,486     50,720     49,976     48,957     47,984

Net Income                             $234,126   $252,159    $35,264    $95,755   $120,922

Earnings per share(1)                  $   4.22   $   4.97    $   .71    $  1.96   $   2.52


(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options, since their dilutive effect is less than 3%.


NORTHROP GRUMMAN CORPORATION



                              EXHIBIT 23

                     INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements
Nos. 2-73293, 2-98614, 33-15764, 33-49667, 33-55146, 33-59815,
33-59853, 333-03959, 333-02653 and 333-02453 of Northrop Grumman Corporation
on Form S-8 of our report appearing in this Annual Report on Form
10-K of Northrop Grumman Corporation for the year ended December 31, 1996.


















DELOITTE & TOUCHE LLP
Los Angeles, California
February 25, 1997