Form 10-Q
period 1997-03-31
NORTHROP GRUMMAN CORP
filed 1997-05-07
CIK 72945

PAGE 1

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                   or

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



Common Stock outstanding as of April 25, 1997        58,024,695 shares


                                Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME




                                                Three months ended March 31,
Dollars in millions, except per share                        1997       1996

Net Sales                                                  $1,964     $1,603
Cost of sales
   Operating costs                                          1,576      1,299
   Administrative and general expenses                        206        165
Operating margin                                              182        139
Other, net                                                      2          9
Interest expense                                              (64)       (46)
Income before income taxes                                    120        102
Federal and foreign income taxes                               45         41
Net income                                                 $   75     $   61

Weighted average shares outstanding, in millions             58.0       49.6

Earnings per share                                         $ 1.30     $ 1.23

Dividends per share                                        $  .40     $  .40






                                Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION



                                                        March 31,December 31,
Dollars in millions                                           1997       1996

Assets
Cash and cash equivalents                                  $    43    $    44
Accounts receivable, net of progress payments
 of  $3,049 in 1997 and $2,721 in 1996                       1,448      1,356
Inventoried costs, net of progress payments
 of $546 in 1997 and $533 in 1996                            1,172      1,053
Deferred income taxes                                           76         77
Prepaid expenses                                                55         67
Total current assets                                         2,794      2,597


Property, plant and equipment                                3,174      3,154
Accumulated depreciation                                    (1,777)    (1,752)
                                                             1,397      1,402

Goodwill, net of accumulated amortization of $167 in 1997
 and $144 in 1996                                            3,456      3,436
Other purchased intangibles, net of accumulated amortization
 of $139 in 1997 and $116 in 1996                              965        988
Deferred income taxes                                          484        520
Prepaid pension cost, intangible pension asset
 and benefit trust funds                                       286        229
Investments in and advances to
 affiliates and sundry assets                                  196        250
                                                             5,387      5,423
                                                           $ 9,578    $ 9,422




                                Northrop Grumman Corporation and Subsidiaries

                                                       March 31, December 31,
Dollars in millions                                           1997       1996

Liabilities and Shareholders' Equity
Notes payable to banks                                     $   271    $   228
Current portion of long-term debt                              200        200
Trade accounts payable                                         437        452
Accrued employees' compensation                                330        315
Advances on contracts                                          236        230
Income taxes payable, including deferred
  income taxes of $559 in 1997 and $629 in 1996                623        654
Other current liabilities                                      546        521
Total current liabilities                                    2,643      2,600
Long-term debt                                               2,907      2,950
Accrued retiree benefits                                     1,722      1,624
Other long-term liabilities                                     58         59
Deferred income taxes                                           64         61
Paid-in capital
  Preferred stock, 10,000,000 shares
    authorized; none issued
  Common stock, 200,000,000 shares
    authorized; issued and outstanding:
        1997 -- 58,010,230; 1996 -- 57,928,466                 788        784
Retained earnings                                            1,400      1,348
Unfunded pension losses, net of taxes                           (4)        (4)
                                                             2,184      2,128
                                                           $ 9,578    $ 9,422



                                Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS

                                                 Three months ended March 31,
Dollars in millions                                           1997       1996

Operating Activities
  Sources of Cash
   Cash received from customers
     Progress payments                                     $   568    $   455
     Other collections                                       1,342      1,215
   Income tax refunds received                                              5
   Cash provided by operating activities                     1,910      1,675
  Uses of Cash
    Cash paid to suppliers and employees                     1,842      1,419
    Interest paid                                               30         19
    Income taxes paid                                            5          7
    Cash used in operating activities                        1,877      1,445
  Net cash provided by operating activities                     33        230
Investing Activities
  Payment for purchase of Westinghouse
    ESG, net of cash acquired                                          (2,904)
  Capital expenditures                                         (35)       (41)
  Proceeds from sale of property, plant and equipment            1          5
  Other investing activities                                    20         14
  Net cash used in investing activities                        (14)    (2,926)
Financing Activities
  Borrowings under lines of credit                              50      1,973
  Proceeds from issuance of long-term debt                              1,000
  Principal payments of long-term debt                         (50)      (140)
  Proceeds from issuance of stock                                3          4
  Dividends paid                                               (23)       (19)
  Other financing activities                                              (61)
  Net cash provided by(used in) financing activities           (20)     2,757
Increase(decrease) in cash and cash equivalents                 (1)        61
Cash and cash equivalents balance at beginning of period        44         18
Cash and cash equivalents balance at end of period          $   43    $    79







                                Northrop Grumman Corporation and Subsidiaries


                                                 Three months ended March 31,
Dollars in millions                                           1997       1996
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities
Net income                                                 $    75    $    61
Adjustments to reconcile net income to net cash provided
   Depreciation                                                 47         47
   Amortization of intangible assets                            46         24
   Common stock issued to employees                              1
   Loss(gain) on disposals of property, plant and equipment     (1)
   Retiree benefits cost(income)                               (11)         3
   Decrease(increase) in
      Accounts receivable                                      (223)      137
      Inventoried costs                                         (96)      (74)
      Prepaid expenses                                           12         4
  Increase(decrease) in
      Progress payments                                         166       (87)
      Accounts payable and accruals                             (15)       94
      Provisions for contract losses                             25        (6)
      Income taxes                                               52        46
      Retiree benefits                                          (47)      (27)
  Other transactions                                              2         8
Net cash provided by operating activities                   $    33   $   230

Noncash Investing and Financing Activities
Purchase of Westinghouse ESG
      Fair value of assets acquired                                   $ 3,969
      Cash paid                                                        (2,909)
      Liabilities assumed                                             $ 1,060



                                Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY


                                                 Three months ended March 31,
Dollars in millions                                           1997       1996

Paid-in Capital
At beginning of year                                       $   784    $   272
Employee stock awards and options exercised,
  net of forfeitures                                             4          4
                                                               788        276

Retained Earnings
At beginning of year                                         1,348      1,199
Net income                                                      75         61
Cash dividends                                                 (23)       (19)
                                                             1,400      1,241

Unfunded Pension Losses, Net of Taxes                           (4)       (12)

Total shareholders' equity                                 $ 2,184    $ 1,505













                                Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION




                                                 Three months ended March 31,
Dollars in millions                                           1997       1996
Net Sales
Aircraft                                                   $ 1,026    $   988
Electronics                                                  1,023        692
Intersegment sales                                             (85)       (77)
                                                           $ 1,964    $ 1,603
Operating Profit
Aircraft                                                   $   135    $   101
Electronics                                                     90         74
Total operating profit                                         225        175
Adjustments to reconcile operating profit
  to operating margin:
State and local income taxes                                   (12)        (6)
General corporate expenses                                     (31)       (30)
Operating margin                                           $   182    $   139

Contract Acquisitions
Aircraft                                                   $   665    $   739
Electronics                                                  1,272      3,544
Intersegment acquisitions                                      (95)       (84)
                                                           $ 1,842    $ 4,199
Funded Order Backlog
Aircraft                                                   $ 6,753    $ 6,828
Electronics                                                  5,582      5,757
Intersegment backlog                                           (57)       (42)
                                                           $12,278    $12,543







                                Northrop Grumman Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments (all of which were normal recurring accruals) necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in the company's 1996 Annual Report.

Inventoried Costs
The company's inventoried costs consist primarily of work in process related to long-term contracts with customers.

Earnings Per Share
In February, 1997, Financial Accounting Standards Board Statement 128 - Earnings per Share was issued. This new standard becomes effective for financial statements for periods ending after December 15, 1997. Under the new standard, earnings per share would have been reported as follows:


                                   Three months ended March 31,
                                                 1997      1996
                Earnings per share              $1.30     $1.23
                Diluted earnings per share      $1.28     $1.21




Subsequent Events

On May 5, 1997, the company announced that it had entered into a definitive agreement with Logicon, Inc. (Logicon), a leading defense information technology company, to merge Logicon with a wholly owned subsidiary of Northrop Grumman. The merger will be accounted for as a pooling of interests. Stockholders of Logicon will receive, for each share of Logicon common stock, a fraction of a Northrop Grumman share determined by dividing $52 by the average closing price for Northrop Grumman common stock during a 30-trading day period prior to mailing the merger proxy statement to the Logicon stockholders. In no event will the exchange ratio be more than 0.6919:1 or less than 0.5661:1.





                                Northrop Grumman Corporation and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF THE COMPANY'S FINANCIAL
        CONDITION AND THE RESULTS OF ITS OPERATIONS

Sales were 23 percent higher in the first quarter of 1997 versus the first quarter of 1996. Comparative results for 1996 include only one month of operations of the defense electronics and systems business of Westinghouse, which was acquired March 1, 1996 and is now operated as the Electronics Sensors and Systems Division (ESSD).
     Aircraft segment sales increased in the first quarter of 1997 as compared to last year's first quarter as a result of increased deliveries of Boeing jetliner shipsets and Gulfstream V business jets. These increases were partially offset by decreases on the B-2, F/A-18 and C-17 programs.
     Electronics segment sales increased due to the inclusion of ESSD operations for the full quarter of 1997.
     Sales by major program/business area and units delivered in the first quarter were:


                  Dollars in millions      1997       1996
                  B-2                    $  365     $  432
                  Surveillance Aircraft     245        257
                  F/A-18                    129        151
                  Boeing Jetliners          204        103
                  Airborne Radar            145         55
                  ECM                       103         84
                  Marine                    132         42
                  C-17                       67         71
                  Space                      86         26
                  Airspace Management        66         32
                  Data Systems               48         42
                  All Other                 374        308
                                         $1,964     $1,603


                  Units                    1997       1996
                   747                       11          5
                   F/A-18 C/D                10         13
                   F/A-18 E/F                            2
                   C-17                       2          2
                   B-2                                   2
                   Gulfstream V               5


     Pension income, which is included in operating profit, increased by $15 million to $33 million in the first quarter of 1997 as compared with the first quarter of 1996. Substantially all of the pension income is attributable to the aircraft segment.




                               Northrop Grumman Corporation and Subsidiaries




     The amount and rate of operating margin increased in the aircraft segment in the first quarter of 1997 as compared with the first quarter of 1996. B-2 operating margin benefited from an increased rate of margin recorded on increased sales of spares and other support phases of the program. B-2 operating margin was lower overall due to a lack of deliveries in this year's first quarter as compared to two deliveries in the comparable period of 1996. Aircraft segment operating margin also benefited from a $3 million reduction in expenditures from ongoing company-sponsored research and development on commercial aerostructures as compared with the first quarter of 1996. The results for the first quarter 1996 included a $25 million charge related to work the company performed for Fokker N.V., which declared bankruptcy in March 1996.
     The amount of electronics segment operating profit increased while the rate on sales declined in the first quarter of 1997 as compared with last year's first quarter. ESSD contributed to the increased amounts of margin; however, the increase in the amortization of goodwill and other purchased intangibles and a change in the business mix reduced the operating margin rate as compared to last year's first quarter. The electronics segment operating margin in the first quarter of 1997 was reduced by a $13 million pretax charge related to an increase in the cost estimate to complete the work on the Directed Infrared Countermeasures (DIRCM) program.
     Other income for the first quarter of 1996 included a $4 million gain from the early retirement of notes payable which were due in 1999.
     Interest expense in this year's first quarter was $18 million higher than the corresponding period of 1996 following the $1 billion increase in average debt outstanding between the two years' first quarters. The increase in debt resulted from the new borrowings used to finance the acquisition of ESSD.
     The company's effective tax rate was 37.5 percent for the first quarter of 1997 versus 40.2 percent for the comparable period in 1996. The decrease in the rate was caused primarily by an increase in foreign sales tax credits.
     During the quarter, $33 million of net cash was generated from operations versus $230 million in last year's first quarter. The decrease is primarily due to the increase in working capital for the Boeing jetliners, E-2C and JSTARS programs to support increased production levels. Cash generated from operating activities is expected to increase in the last half of this year and is expected to be more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.



                                Northrop Grumman Corporation and Subsidiaries


Forward-Looking Information
Certain statements and assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involves risk and uncertainties, including statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. The company's operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon many factors, including, without limitation, the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans;
domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support as well as other economic, political and technological risks and uncertainties.



                                Northrop Grumman Corporation and Subsidiaries

Part II OTHER INFORMATION

Item 1. Legal Proceedings





False Claims Act Litigation

     The government has withdrawn its notice of appeal of the unanimous verdict for the company in U.S. ex rel, David Peterson and Jeff Kroll v. Northrop Corporation and the Ninth Circuit Court of Appeals dismissed the action. The case is now closed.

Walsh, et al. v. Northrop Grumman Corporation

     This matter, which was described in the Annual Report on Form 10-K, should proceed to trial in late 1997 or early 1998.




                                  II-1

                                Northrop Grumman Corporation and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K




(a)  Exhibits

     Exhibit 11 - Statement re Computation of Per Share Earnings

     Exhibit 27 - Financial Data Schedule


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Northrop Grumman Corporation (Registrant)









Date:      May 6, 1997              by/s/N. F. Gibbs
                                    Nelson F. Gibbs
                                    Corporate Vice President and Controller


Date: :    May 6, 1997              by/s/James C. Johnson
                                    James C. Johnson
                                    Corporate Vice President and Secretary



                                  II-2

                                Northrop Grumman Corporation and Subsidiaries


                               EXHIBIT 11
             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                    (in thousands, except per share)


                                                 Three months ended March 31,
                                                              1997       1996
Primary:
Average shares outstanding                                  57,969     49,573
Common stock equivalents                                       912      1,337
 Totals                                                     58,881     50,910
Net income                                                $ 75,327   $ 60,745
Earnings per share(1)                                     $   1.28   $   1.19



Fully diluted:
Average shares outstanding                                  57,969     49,573
Common stock equivalents                                       911      1,349
 Totals                                                     58,880     50,922
Net income                                                $ 75,327   $ 60,745
Earnings per share(1)                                     $   1.28   $   1.19



(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options and rights, since their dilutive effect is less than 3%.