Form 10-Q
period 1997-06-30
NORTHROP GRUMMAN CORP
filed 1997-07-28
CIK 72945

PAGE 1

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to_______________________

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



Common Stock outstanding as of July 22, 1997         58,063,569 shares




                               Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                   Three months ended June 30,Six months ended June 30,

Dollars in millions,
except per share                   1997     1996        1997       1996

Net sales                        $2,087   $2,143      $4,051     $3,746
Cost of sales
    Operating costs               1,636    1,631       3,211      2,904
    Administrative and general
      expenses                      230      304         437        495
Operating margin                    221      208         403        347
Other, net                            2       14           4         23
Interest expense                    (65)     (82)       (129)      (128)
Income before income taxes          158      140         278        242
Federal and foreign income taxes     58       54         103         95
Net income                       $  100   $   86      $  175     $  147

Weighted average shares outstanding,
 in millions                       58.0     51.0        58.0       50.3

Earnings per share               $ 1.72   $ 1.69      $ 3.02     $ 2.92

Dividends per share                $.40     $.40        $.80       $.80


                           Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                       June 30,  December 31,
Dollars in millions                                        1997          1996

Assets
Cash and cash equivalents                              $     47       $    44
Accounts receivable, net of progress payments
   of  $3,116 in 1997 and $2,721 in 1996                  1,542         1,356
Inventoried costs, net of progress payments
    of $567 in 1997 and $533 in 1996                      1,270         1,053
Deferred income taxes                                        79            77
Prepaid expenses                                             61            67
Total current assets                                      2,999         2,597


Property, plant and equipment                             3,214         3,154
Accumulated depreciation                                 (1,829)       (1,752)
                                                          1,385         1,402

Goodwill, net of accumulated amortization of $190 in 1997
    and $144 in 1996                                      3,434         3,436
Other purchased intangibles, net of accumulated
  amortization of $162 in 1997 and $116 in 1996             942           988
Deferred income taxes                                       455           520
Prepaid pension cost, intangible pension asset
   and benefit trust funds                                  339           229
Investments in and advances to
    affiliates and sundry assets                            146           250
                                                          5,316         5,423
                                                        $ 9,700       $ 9,422




                          Northrop Grumman Corporation and Subsidiaries


                                                       June 30,   December 31,
Dollars in millions                                        1997           1996


Liabilities and Shareholders' Equity
Notes payable to banks                                   $   24         $  228
Current portion of long-term debt                           200            200
Trade accounts payable                                      490            452
Accrued employees' compensation                             381            315
Advances on contracts                                       250            230
Income taxes payable, including deferred
    income taxes of $583 in 1997 and $629 in 1996           628            654
Other current liabilities                                   542            521
Total current liabilities                                 2,515          2,600
Long-term debt                                            3,085          2,950
Accrued retiree benefits                                  1,720          1,624
Other long-term liabilities                                  57             59
Deferred income taxes                                        61             61
Paid-in capital
  Preferred stock, 10,000,000 shares
    authorized; none issued
  Common stock, 200,000,000 shares
    authorized; issued and outstanding:
        1997 -- 58,051,547; 1996 -- 57,928,466              789            784
Retained earnings                                         1,477          1,348
Unfunded pension losses, net of taxes                        (4)            (4)
                                                          2,262          2,128
                                                         $9,700         $9,422





                                 Northrop Grumman Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS



                                                    Six months ended June 30,
Dollars in millions                                           1997       1996

Operating Activities
    Sources of Cash
      Cash received from customers
          Progress payments                                 $1,112     $1,117
          Other collections                                  2,818      2,722
      Income tax refunds received                                1          5
      Interest received                                          1          3
      Other cash receipts                                        1          1
      Cash provided by operating activities                  3,933      3,848
    Uses of Cash
      Cash paid to suppliers and employees                   3,653      3,250
      Interest paid                                            119         91
      Income taxes paid                                         26         46
      Other cash disbursements                                   2
      Cash used in operating activities                      3,800      3,387
    Net cash provided by operating activities                  133        461
Investing Activities
    Payment for purchase of Westinghouse ESG,
      net of cash acquired                                             (2,884)
    Additions to property, plant and equipment                 (86)       (85)
    Proceeds from sale of property, plant and equipment         47         26
    Proceeds from sale of affiliates/operations                 19         29
    Funding of retiree benefit trust                                      (25)
    Other investing activities                                   1          1
    Net cash used in investing activities                      (19)    (2,938)
Financing Activities
    Borrowings under lines of credit                           278      1,973
    Repayment of borrowings under lines of credit             (247)      (613)
    Proceeds from issuance of long-term debt                            1,000
    Principal payments of long-term debt                      (100)      (140)
    Proceeds from issuance of stock                              4        498
    Dividends paid                                             (46)       (39)
    Other financing activities                                           (101)
    Net cash provided by(used in) financing activities        (111)     2,578
Increase in cash and cash equivalents                            3        101
Cash and cash equivalents balance at beginning of period        44         18
Cash and cash equivalents balance at end of period          $   47     $  119


                           Northrop Grumman Corporation and Subsidiaries


                                                    Six months ended June 30,
Dollars in millions                                           1997       1996
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities
Net income                                                 $   175    $   147
Adjustments to reconcile net income to net cash provided
   Depreciation                                                111        100
   Amortization of intangible assets                            92         70
   Common stock issued to employees                              2
   Loss on disposals of property, plant and equipment            1          9
   Retiree benefits cost(income)                               (24)        17
   Decrease(increase) in
      Accounts receivable                                     (391)       106
      Inventoried costs                                       (217)       (75)
      Prepaid expenses                                           5          1
   Increase(decrease) in
      Progress payments                                        254        (25)
      Accounts payable and accruals                            117        134
      Provisions for contract losses                            13        (16)
      Income taxes                                              80         70
      Retiree benefits                                         (90)       (82)
   Other transactions                                            5          5
Net cash provided by operating activities                  $   133    $   461

Noncash Investing and Financing Activities
Purchase of Westinghouse ESG
   Fair value of assets acquired                                      $ 3,894
   Cash paid                                                           (2,889)
   Liabilities assumed                                                $ 1,005





                                Northrop Grumman Corporation and Subsidiaries


CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY


                                                    Six months ended June 30,
Dollars in millions                                           1997       1996

Paid-in Capital
At beginning of year                                        $  784     $  272
Stock issuance                                                            493
Employee stock awards and options exercised,
  net of forfeitures                                             5          5
                                                               789        770

Retained Earnings
At beginning of year                                         1,348      1,199
Net income                                                     175        147
Cash dividends                                                 (46)       (39)
                                                             1,477      1,307

Unfunded Pension Losses, Net of Taxes                           (4)       (12)

Total shareholders' equity                                  $2,262     $2,065












                                Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION




                     Three months ended June 30,    Six months ended June 30,
Dollars in millions              1997       1996              1997       1996
Net Sales
Aircraft                       $1,115     $1,073           $ 2,141    $ 2,061
Electronics                     1,065      1,136             2,088      1,828
Intersegment sales               (93)        (66)             (178)      (143)
                               $2,087     $2,143           $ 4,051    $ 3,746
Operating Profit
Aircraft                       $  145     $  138           $   280    $   239
Electronics                       103        113               193        187
Total operating profit            248        251               473        426
Adjustments to reconcile operating
  profit to operating margin:
Other income included above        (3)        (1)              (3)        (1)
State and local income taxes        9        (13)              (3)       (19)
General corporate expenses        (33)       (29)             (64)       (59)
Operating margin               $  221     $  208          $   403    $   347
Contract Acquisitions
Aircraft                       $1,290     $1,139          $ 1,955    $ 1,878
Electronics                     1,165      1,057            2,437      4,601
Intersegment acquisitions         (94)       (78)            (189)      (162)
                               $2,361     $2,118          $ 4,203    $ 6,317
Funded Order Backlog
Aircraft                                                  $ 6,928    $ 6,894
Electronics                                                 5,682      5,678
Intersegment backlog                                          (58)       (54)
                                                          $12,552    $12,518







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


Earnings Per Share

In February 1997, Financial Accounting Standards Board Statement 128 - Earnings per Share was issued. This new standard becomes effective for financial statements for periods ending after December 15, 1997. Under the new standard, earnings per share would have been reported as follows:

                     Three months ended June 30,    Six months ended June 30,
                                1997        1996                1997     1996
Earnings per share              1.72        1.69                3.02     2.92
Diluted earnings per share      1.69        1.66                2.97     2.87


Subsequent Events

On May 5, 1997, the company announced that it had entered into a definitive agreement with Logicon, Inc. (Logicon), a leading defense information technology company, to merge Logicon with a wholly owned subsidiary of Northrop Grumman. The merger will be accounted for as a pooling of interests. Stockholders of Logicon will receive .6161 shares of Northrop Grumman common stock for each share of Logicon common stock. The Logicon shareholder vote to approve the merger is scheduled for July 29, 1997.
     On July 3, 1997, the company announced that it had entered into a definitive agreement with Lockheed Martin Corporation to combine the companies. The merger is expected to be accounted for as a pooling of interests. Under terms of the agreement, Northrop Grumman shareholders will receive 1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman stock. The transaction is expected to close by the end of 1997.



                                Northrop Grumman Corporation and Subsidiaries

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF THE COMPANY'S FINANCIAL
         CONDITION AND THE RESULTS OF ITS OPERATIONS

Sales were 3 percent lower in the second quarter of 1997 than the second quarter of 1996. Sales rose 8 percent in the first half of 1997 over sales reported in the first six months of 1996. Comparative results for 1996 include only four months of operations of the defense electronics and systems business of Westinghouse, which was acquired March 1, 1996 and is now operated as the Electronics Sensors and Systems Division (ESSD).
     Aircraft segment sales increased in the second quarter and first half of 1997 versus comparable periods of 1996 as a result of greater deliveries of shipsets for Boeing jetliners and higher sales on the C-17 military transport and Gulfstream V business jet. These increases were partially offset by decreases in B-2 and F/A-18 sales.
     Electronics segment sales for the second quarter 1997 declined as compared with the second quarter 1996 due to lower surveillance aircraft and electronic countermeasures (ECM) sales. The electronics segment sales increase for the first half of this year as compared with the first half of last year is due to the inclusion of ESSD operations for the full first half of 1997 versus four months in 1996.

     Sales by major program/business area and units delivered were:
                                    Three months             Six months
$ in millions                      1997     1996        1997       1996
B-2                              $  395   $  456      $  760     $  888
Surveillance Aircraft
  (E-8 Joint Stars, E-2)            278      304         523        561
F/A-18                              123      185         252        336
Boeing Jetliners                    221      158         425        261
Airborne Radar                      151      161         296        216
ECM                                  90      115         193        199
Marine                              140      129         272        171
C-17                                 75       50         142        121
Space                                78       91         164        117
Airspace Management                  63       81         129        113
Data Systems                         79       47         127         89
All Other                           394      366         768        674
                                 $2,087   $2,143      $4,051     $3,746

                                    Three months             Six months
Units                              1997     1996        1997       1996
747                                  11        7          22         12
F/A-18 C/D                            8       19          18         32
F/A-18 E/F                                     1                      3
C-17                                  2        1           4          3
B-2                                            1                      3





                                Northrop Grumman Corporation and Subsidiaries

     Pension income, which is included in operating profit, was $34 million for the second quarter and $67 million for the first six months of 1997 as compared with $10 million and $27 million for the same periods of 1996. Substantially all of the pension income is assigned to the aircraft segment.
     Operating margin in the second quarter 1997 benefited $10 million from a reduction in deferred state income taxes. The merger of Grumman Corporation and several of its subsidiaries into Northrop Grumman Corporation caused the deferred tax items associated with those merged companies to be shifted to Northrop Grumman Corporation resulting in a reapportionment in various states' deferred tax amounts.
     The amount and rate of operating profit earned on sales increased in the aircraft segment in the second quarter and first half of 1997 as compared with the same periods of 1996. Aircraft segment operating profit benefited in the second quarter 1997 versus the second quarter 1996 from a higher level of Boeing jetliner sales, increased operating margin rates on various military aircraft programs, and an increase in pension income. These improvements were partially offset by lower F/A-18 sales and no B-2 aircraft deliveries in the second quarter of 1997 versus one in the second quarter of 1996. For the first six months of 1997, aircraft segment operating profit improved due to increased pension income, higher levels of Boeing jetliner and B-2 spares and support sales, and a $7 million reduction in expenditures for ongoing company-sponsored research and development for commercial aerostructures. Offsetting these improvements was a reduction in B-2 operating margin as a result of no aircraft deliveries in the first six months of this year versus three deliveries in the comparable period of 1996. Last year's first half results included a $25 million charge related to the company's work for Fokker Aircraft N.V., which declared bankruptcy in March 1996.
     The amount and rate of operating profit earned on sales decreased in the electronics segment in the second quarter as compared with the same period last year as a result of lower sales volume and a change in the business mix. For the first half of 1997, electronics segment operating profit increased with the inclusion of ESSD operations for the full first half of 1997 versus four months in 1996. Electronics operating profit was reduced by a $13 million pretax charge recorded in the first quarter of 1997 related to an increase in the cost estimate to complete the company's work on the Directed Infrared Countermeasures (DIRCM) program.
     Other income for the second quarter of 1996 included a $12 million gain from the sale of an equity investment in a manufacturer of high technology equipment. Other income for the first half of 1996 also included a $4 million gain from the early retirement of notes payable which were due in 1999.
     Interest expense for the second quarter 1997 was $17 million lower than the corresponding quarter in 1996, following the $660 million decrease in average debt outstanding between the two years' second quarters. For the first half of 1997, interest expense was level with the same period of last year.


                                Northrop Grumman Corporation and Subsidiaries

     The company's effective federal income tax rate was 37.1 percent for the first six months of 1997 versus 39.3 percent for the comparable period of 1996. The decrease in the rate was caused primarily by an increase in foreign sales tax credits.
     In June 1996 the company issued approximately 8 million shares of common stock in a public offering. The $493 million in net proceeds from the issuance were used to pay down long-term debt. During the first half of 1997, $133 million of cash was generated from operations versus $461 million in the first half of 1996. The decrease is primarily due to the increase in working capital for the Boeing jetliners, Gulfstream V business jet and JSTARS programs in support of increased production levels. Cash generated from operating activities is expected to increase in the last half of this year and to be more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.
     In May 1997 the company entered into a definitive agreement with Logicon, Inc., (Logicon), a leading defense information technology company, to merge Logicon with a wholly owned subsidiary of Northrop Grumman. The merger will be accounted for as a pooling of interests. Stockholders of Logicon will receive .6161 shares of Northrop Grumman common stock for each share of Logicon common stock. The Logicon shareholder vote is scheduled for July 29, 1997.
     In July 1997 the company entered into a definitive agreement with Lockheed Martin Corporation to combine the two companies. The merger is expected to be accounted for as a pooling of interests. Under terms of the agreement, Northrop Grumman shareholders will receive 1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman stock.
The transaction, which is subject to shareholder approvals and U.S.
government regulatory reviews, is expected to close by the end of 1997.

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


















                              Northrop Grumman Corporation and Subsidiaries
Part II OTHER INFORMATION

Item 1. Legal Proceedings




There have been no material changes in the litigation reported in the company's Form 10-K for the year ended December 31, 1996 except as reported in Item 1 of the company's Form 10-Q for the quarter ended March 31, 1997.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Annual Meeting --

     The annual meeting of stockholders of Northrop Grumman Corporation was held on May 21, 1997.

(b) Election of Directors --

     The following Class III Director nominees were elected at the annual meeting:

     John T. Chain, Jr.
     Jack Edwards
     Kent Kresa

     The Directors whose terms of office continue are:

     Jack R. Borsting
     Phillip Frost
     Robert A. Lutz
     Aulana L. Peters
     John E. Robson
     Richard M. Rosenberg
     John Brooks Slaughter
     Richard J. Stegemeier








                                      II-1




                               Northrop Grumman Corporation and Subsidiaries

(c) The matters voted upon at the meeting and the results of each vote are as follows:


                                 Votes       Votes     Shares
For Directors:                    For       Against   Abstaining

John T. Chain, Jr.             50,085,286      806,577      -
Jack Edwards                   50,070,212      821,651      -
Kent Kresa                     50,058,400      833,463      -




                                 Votes       Votes     Shares       Broker
                                  For       Against   Abstaining   Non-Votes

Approval of the amendments
to the Company's 1993 Long-
Term Incentive Stock Plan      35,275,484   12,943,331   501,971   2,171,077

Ratification of the appointment
of Deloitte & Touche as the
Company's independent auditors 50,449,705      231,499   210,659       -

Shareholder Proposal            2,236,428   43,160,881 3,323,476   2,171,078














                                  II-2



                                 Northrop Grumman Corporation and Subsidiaries


Item 6. Exhibits and Reports on Form 8-K



(a)  Exhibits

     Exhibit 10 - Agreement and Plan of Merger dated as of May 4, 1997 among Northrop Grumman Corporation, Logicon, Inc. and NG Acquisition (incorporated by reference to Registration Statement on Form S-4 filed June 9, 1997).

     Exhibit 11 - Statement re Computation of Per Share Earnings

     Exhibit 27 - Financial Data Schedule


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Northrop Grumman Corporation (Registrant)









Date:  July 28, 1997                by/s/N. F. Gibbs
                                    Nelson F. Gibbs
                                    Corporate Vice President and Controller


Date:  July 28, 1997                by/s/James C. Johnson
                                    James C. Johnson
                                    Corporate Vice President and Secretary



                                  II-3


                          Northrop Grumman Corporation and Subsidiaries



                               EXHIBIT 11
             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                    (in thousands, except per share)



                      Three months ended June 30,   Six months ended June 30,
                                   1997      1996            1997        1996
Primary:
Average shares outstanding       58,037    50,978          58,003      50,275
Common stock equivalents            979     1,300             945       1,319
   Totals                        59,016    52,278          58,948      51,594
Net income                      $99,785   $86,044        $175,112    $146,789
Earnings per share(1)           $  1.69   $  1.65        $   2.97    $   2.85



Fully diluted:
Average shares outstanding       58,037    50,978          58,003      50,275
Common stock equivalents          1,064     1,419           1,064       1,420
   Totals                        59,101    52,397          59,067      51,695
Net income                      $99,785   $86,044        $175,112    $146,789
Earnings per share(1)           $  1.69   $  1.64        $   2.96    $   2.84





(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options and rights, since their dilutive effect is less than 3%.