Form 10-Q
period 1997-09-30
NORTHROP GRUMMAN CORP
filed 1997-11-07
CIK 72945

PAGE 1

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                    or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to_____________________

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



Common Stock outstanding as of  October 27, 1997           66,785,749 shares

Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                            Three months ended      Nine months ended
                                                  September 30,         September 30,

Dollars in millions, except per share           1997      1996         1997      1996

Net sales                                     $2,297    $2,172       $6,643    $6,194
Cost of sales
  Operating costs                              1,870     1,770        5,329     4,904
  Administrative and general expenses            222       226          680       746
Operating margin                                 205       176          634       544
Other, net                                        25        20           30        44
Interest expense                                 (68)      (69)        (197)     (197)
Income before income taxes                       162       127          467       391
Federal and foreign income taxes                  64        49          177       151
Net income                                    $   98    $   78       $  290    $  240

Weighted average shares outstanding,
  in millions                                   66.7      66.3         66.7      61.3

Earnings per share                            $ 1.46    $ 1.18       $ 4.35    $ 3.90

Dividends per share                           $  .40    $  .40       $ 1.20    $ 1.20


Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                          September 30,       December 31,
Dollars in millions                                                1997               1996

Assets
Cash and cash equivalents                                       $    48            $   123
Accounts receivable, net of progress payments
  of $3,300 in 1997 and $2,721 in 1996                            1,574              1,453
Inventoried costs, net of progress payments
  of $497 in 1997 and $533 in 1996                                1,315              1,053
Deferred income taxes                                                78                 78
Prepaid expenses                                                     78                 68
Total current assets                                              3,093              2,775

Property, plant and equipment                                     3,230              3,195
Accumulated depreciation                                         (1,850)            (1,783)
                                                                  1,380              1,412
Goodwill, net of accumulated amortization of
  $220 in 1997 and $150 in 1996                                   3,444              3,470
Other purchased intangibles, net of accumulated
  amortization of $185 in 1997 and $116 in 1996                     919                988
Deferred income taxes                                               404                520
Prepaid pension cost, intangible pension asset
  and benefit trust funds                                           392                229
Investments in and advances to
  affiliates and sundry assets                                      146                251
                                                                  5,305              5,458
                                                                $ 9,778            $ 9,645

Northrop Grumman Corporation and Subsidiaries

                                                          September 30,       December 31,
Dollars in millions                                                1997               1996

Liabilities and Shareholders' Equity
Notes payable to banks                                          $  168              $  228
Current portion of long-term debt                                  200                 200
Trade accounts payable                                             440                 477
Accrued employees' compensation                                    422                 357
Advances on contracts                                              289                 230
Income taxes payable, including deferred
    income taxes of $568 in 1997 and $621 in 1996                  622                 646
Other current liabilities                                          529                 531
Total current liabilities                                        2,670               2,669
Long-term debt                                                   2,820               2,950
Accrued retiree benefits                                         1,671               1,624
Other long-term liabilities                                         54                  59
Deferred income taxes                                               60                  61
Paid-in capital
  Preferred stock, 10,000,000 shares
    authorized; none issued
  Common stock, 200,000,000 shares
    authorized; issued and outstanding:
        1997 -- 66,755,872; 1996 -- 66,527,262                      789                 784
Retained earnings                                                 1,718               1,502
Unfunded pension losses, net of taxes                                (4)                 (4)
                                                                  2,503               2,282
                                                                $ 9,778             $ 9,645


Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Nine months ended September 30,
Dollars in millions                                                           1997          1996

Operating Activities
    Sources of Cash
      Cash received from customers
          Progress payments                                                 $1,646        $1,652
          Other collections                                                  4,909         4,527
      Income tax refunds received                                                1            12
      Interest received                                                          4            10
      Other cash receipts                                                        4             5
      Cash provided by operating activities                                  6,564         6,206
    Uses of Cash
      Cash paid to suppliers and employees                                   6,039         5,436
      Interest paid                                                            189           123
      Income taxes paid                                                         47            68
      Other cash disbursements                                                  19
      Cash used in operating activities                                      6,294         5,627
    Net cash provided by operating activities                                  270           579
Investing Activities
    Payment for purchase of Westinghouse ESG, net of cash acquired                        (2,885)
    Additions to property, plant and equipment                                (141)         (131)
    Proceeds from sale of property, plant and equipment                         48            24
    Proceeds from sale of affiliates/operations                                 19            18
    Funding of retiree benefit trust                                                         (25)
    Proceeds from sale of marketable securities                                                9
    Other investing activities                                                  (8)           17
    Net cash used in investing activities                                      (82)       (2,973)
Financing Activities
    Borrowings under lines of credit                                           421         2,613
    Repayment of borrowings under lines of credit                             (462)         (616)
    Proceeds from issuance of long-term debt                                               1,000
    Principal payments of long-term debt                                      (150)         (832)
    Proceeds from issuance of stock                                              8           502
    Dividends paid                                                             (74)          (65)
    Other financing activities                                                  (6)         (106)
    Net cash provided by(used in) financing activities                        (263)        2,496
Increase(decrease) in cash and cash equivalents                                (75)          102
Cash and cash equivalents balance at beginning of period                       123            56
Cash and cash equivalents balance at end of period                          $   48        $  158


Northrop Grumman Corporation and Subsidiaries

                                                           Nine months ended September 30,
Dollars in millions                                                     1997          1996
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities
Net income                                                           $   290       $   240
Adjustments to reconcile net income to net cash provided
   Depreciation                                                          164           164
   Amortization of intangible assets                                     139           117
   Common stock issued to employees                                        1
   Loss on disposals of property, plant and equipment                      3            14
   Retiree benefits cost(income)                                         (35)           23
   Decrease(increase) in
   Accounts receivable                                                  (524)           13
   Inventoried costs                                                    (189)          (53)
   Prepaid expenses                                                      (10)          (26)
   Increase(decrease) in
   Progress payments                                                     368           (30)
   Accounts payable and accruals                                          40           144
   Provisions for contract losses                                         14           (26)
   Income taxes                                                          134           122
   Retiree benefits                                                     (134)         (130)
   Other transactions                                                      9             7
Net cash provided by operating activities                            $   270       $   579

Noncash Investing Activities
Purchase of businesses
   Fair value of assets acquired                                                   $ 3,948
   Cash paid                                                                        (2,890)
   Liabilities assumed                                                             $ 1,058


Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                            Nine months ended September30,
Dollars in millions                                                     1997          1996

Paid-in Capital
At beginning of year                                                  $  784        $  273
Stock issuance                                                                         493
Treasury stock transactions                                               (5)           (6)
Employee stock awards and options exercised,
  net of forfeitures                                                      10             9
                                                                         789           769

Retained Earnings
At beginning of year                                                   1,502         1,326
Net income                                                               290           240
Cash dividends                                                           (74)          (65)
                                                                       1,718         1,501

Unfunded Pension Losses, Net of Taxes                                     (4)          (12)

Total shareholders' equity                                            $2,503        $2,258


Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION

                                            Three months ended      Nine months ended
                                                  September30,           September30,
Dollars in millions                             1997      1996         1997      1996

Net Sales
Aircraft                                      $1,186    $1,015       $3,243    $2,996
Electronics                                      966     1,010        2,927     2,748
Information Technology and Services              238       222          744       668
Intersegment sales                               (93)      (75)        (271)     (218)
                                              $2,297    $2,172       $6,643    $6,194
Operating Profit
Aircraft                                      $  183    $  156       $  460    $  395
Electronics                                       46        49          223       237
Information Technology and Services               22        26           69        50
Total operating profit                           251       231          752       682
Adjustments to reconcile operating
  profit to operating margin:
Other income included above                       (4)       (7)          (7)       (9)
State and local income taxes                      (2)       (6)          (7)      (28)
General corporate expenses                       (32)      (31)         (92)      (90)
Mark-to-market restricted stock rights            (8)      (11)         (12)      (11)
Operating margin                              $  205    $  176       $  634    $  544
Contract Acquisitions
Aircraft                                      $  751    $  701       $2,659    $2,518
Electronics                                      467       546        2,811     5,045
Information Technology and Services              156       196          585       653
Intersegment acquisitions                        (83)      (70)        (272)     (232)
                                              $1,291    $1,373       $5,783    $7,984
Funded Order Backlog
Aircraft                                                             $ 6,459   $ 6,535
Electronics                                                            5,043     5,060
Information Technology and Services                                      353       423
Intersegment backlog                                                     (48)      (49)
                                                                     $11,807   $11,969

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

Business Combinations

Effective August 1, 1997, the company consummated the merger of its wholly owned acquisition subsidiary with and into Logicon, Inc., a leading defense information technology and services company. Each share of Logicon's common stock was converted to .6161 of a share of the company's common stock. Approximately 8.6 million shares of the company's common stock were
issued for Logicon's common stock.   The merger is accounted for as a
pooling of interests and, accordingly, the accompanying financial statements have been retroactively restated for all periods presented to include the results of Logicon.
     On July 3, 1997, the company announced that it had entered into a definitive agreement with Lockheed Martin Corporation to combine the companies. Under terms of the agreement, Northrop Grumman shareholders will receive 1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman stock. The transaction which is subject to shareholder approval and U.S. Government regulatory review, is estimated to be completed in the first quarter of 1998.

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

Earnings Per Share
In February 1997, Financial Accounting Standards Board Statement 128 - Earnings per Share was issued. This new standard becomes effective for financial statements for periods ending after December 15, 1997. Under the new standard, earnings per share would have been reported as follows:

                   Three months ended September 30,    Nine months ended September 30,
                                   1997       1996                      1997      1996
Earnings per share                $1.46      $1.18                     $4.35     $3.90
Diluted earnings per share        $1.44      $1.14                     $4.27     $3.81

                                    I-8

Northrop Grumman Corporation and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND THE RESULTS OF ITS OPERATIONS

Effective August 1, 1997, the company consummated the merger with Logicon, Inc., a leading defense information technology and services company. Because the merger is being accounted for as a pooling of interests, financial data for all periods have been retroactively restated to include the results of Logicon. Logicon financial data are included in the information technology and services industry segment along with similar Northrop Grumman business previously classified in the aircraft and electronics business segments.
     Sales were 16 percent higher in the third quarter of 1997 than the third quarter of 1996. Sales rose 17 percent in the nine months of 1997 versus the comparable period of 1996. Comparative results for 1996 include only seven months of operations of the defense electronics and systems business of Westinghouse, which was acquired March 1, 1996 and is now operated as the Electronics Sensors and Systems Division (ESSD).
     Aircraft segment sales increased in the third quarter and first nine months of 1997 versus comparable periods of 1996 as a result of greater deliveries of shipsets for Boeing jetliners and the Gulfstream V business jet. The third quarter and nine month periods also benefited from increased B-2 spares and support sales. These increases were partially offset by decreased F/A-18 and B-2 production sales.
     The electronics segment sales increase for the first nine months of this year over the same period last year is due to the inclusion of ESSD operations for the full nine months of 1997 versus seven months in 1996.
     Sales by major program/business area and units delivered were:

                                                    Three months         Nine months
$ in millions                                     1997      1996      1997      1996

B-2                                             $  430    $  383    $1,190    $1,271
Surveillance Aircraft (E-8 Joint Stars, E-2)       222       250       745       811
F/A-18                                             144       185       396       521
Boeing Jetliners                                   211       160       636       421
Airborne Radar                                     195       172       491       388
ECM                                                 95        87       288       286
Marine                                             154       140       426       311
C-17                                                73        73       215       194
Space                                               63        97       227       214
Airspace Management                                 65        58       194       171
Information Technology and Services                234       224       733       669
All Other                                          411       343     1,102       937
                                                $2,297    $2,172    $6,643    $6,194

                                                    Three months         Nine months
Units                                             1997      1996      1997      1996

747                                                 10         9        32        21
F/A-18 C/D                                           8        17        26        49
F/A-18 E/F                                           0         0         0         3
C-17                                                 2         2         6         5
B-2                                                  2         1         2         4


Northrop Grumman Corporation and Subsidiaries

     Pension income, which is included in operating profit, was $32 million for the third quarter and $99 million for the first nine months of 1997 as compared with $15 million and $32 million for the same periods of 1996. Substantially all of the pension income is assigned to the aircraft segment.
     The amount and rate of operating profit earned on sales increased in the aircraft segment in the third quarter and first nine months of 1997 as compared with the same periods of 1996. Aircraft segment operating profit benefited in the third quarter and first nine months of 1997 from increased Boeing jetliner and B-2 spares and support sales and an increase in pension income. These improvements were partially offset by lower F/A-18 operating margin on reduced sales. The third quarter of 1997 benefited from the delivery of two B-2 equivalent units compared to one in the third quarter of 1996. The nine month period of 1997 included two B-2 unit deliveries as compared to four deliveries in the same period of 1996. Last year's third quarter results benefited from the settlement of a claim involving productivity improvements on the F/A-18. Last year's nine month results included a $25 million charge related to the company's work for Fokker Aircraft N.V., which declared bankruptcy in March 1996.
     The amount and rate of operating profit earned on sales decreased in the electronics segment in the third quarter and first nine months of 1997 as compared with the same periods last year. Third quarter 1997 operating profit was reduced $53 million by a cumulative margin rate adjustment on the E-8 Joint STARS. The charge was related principally to an increase in the number of hours required to remanufacture Boeing 707 aircraft. This reduction was offset partially by settlement of a claim involving work performed in the 1980's on the MX missile Interface Test Adapter (ITA), which resulted in an $8 million increase in operating margin and $12 million in interest income. Last year's third quarter included a $29 million writedown of a claim related to avionics work performed by the former Grumman Corporation prior to its acquisition by Northrop in 1994, and a $9 million cumulative downward margin rate adjustment to inspect and replace incorrect rivets installed on the E-8 Joint STARS aircraft. For the first nine months of 1997, electronics segment operating profit benefited from the inclusion of ESSD operations for the full period of 1997 versus seven months in 1996. Electronics operating profit was reduced by a $13 million pretax charge recorded in the first quarter of 1997 related to an increase in the cost estimate to complete the company's work on the Directed Infrared Countermeasures (DIRCM) program.

Northrop Grumman Corporation and Subsidiaries


     Operating profit in the information technology and services business segment in the third quarter was down slightly from the same period a year ago. Last year's third quarter benefited from a claim settlement related to the TA-4J aircraft. Information Technology and Services business segment sales in the current quarter increased as a result of greater business volume within the company's Logicon subsidiary.
     Other income for the third quarter of 1997 benefited by $24 million from the recovery of a portion of a charge recorded in 1996 related to the sale of the Perry, Georgia, facility and by $12 million in interest income related to the MX missile ITA claim settlement. Costs associated with the Logicon merger reduced other income and net income by $18 million. Other income for last year's third quarter and nine month periods included gains of $6 million and $18 million, respectively, from sales of an equity investment in a manufacturer of high technology equipment.
     Interest expense for the third quarter and first nine months of 1997 was level with the same periods of last year.
     In June 1996 the company issued approximately 8 million shares of common stock in a public offering. The $493 million in net proceeds from the issuance were used to pay down long-term debt. During the first nine months of 1997, $270 million of cash was generated from operations versus $579 million in the first nine months of 1996. The decrease is primarily due to the increase in working capital for the Boeing jetliners, Gulfstream V business jet and JSTARS programs in support of increased production levels. Cash generated from operating activities for the year is expected to be more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.
     In July 1997 the company entered into a definitive agreement with Lockheed Martin Corporation to combine the two companies. Under terms of the agreement, Northrop Grumman shareholders will receive 1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman stock. The transaction, which is subject to shareholder approval and U.S. government regulatory reviews, is estimated to be completed in the first quarter of 1998.

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

Northrop Grumman Corporation and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K



(a)  Exhibits

     Exhibit  2 - Agreement and Plan of Merger, as amended
                  as of September 29, 1997, by and among the Registrant, Lockheed Martin Corporation and Hurricane Sub, Inc. (Pursuant to item 601(b)(2) of Regulation S-K, the schedules thereto have been omitted but will be furnished supplementally to the Commission upon request.)

     Exhibit 11 - Statement re Computation of Per Share Earnings

     Exhibit 27 - Financial Data Schedule


(b)  Reports on Form 8-K

     A report on Form 8-K was filed with the Securities and Exchange Commission on July 9, 1997 regarding the combination of Northrop Grumman Corporation and Lockheed Martin Corporation.

     A report on Form 8-K was filed with the Securities and Exchange Commission on August 29, 1997 regarding the acquisition of Logicon, Inc.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Northrop Grumman Corporation (Registrant)







Date:      November 7, 1997         by/s/N. F. Gibbs
                                    Nelson F. Gibbs
                                    Corporate Vice President and Controller


Date:      November 7, 1997         by/s/James C. Johnson
                                    James C. Johnson
                                    Corporate Vice President and Secretary

Northrop Grumman Corporation and Subsidiaries


                                EXHIBIT 11
              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                     (in thousands, except per share)



                                   Three months ended             Nine months ended
                                        September 30,                 September 30,
                                       1997      1996              1997        1996
Primary:
Average shares outstanding           66,722     66,279           66,656      61,347
Common stock equivalents              1,305      1,643            1,065       1,627
   Totals                            68,027     67,922           67,721      62,974
Net income                          $97,705    $77,593         $290,089    $239,413
Earnings per share(1)               $  1.44    $  1.14         $   4.28    $   3.80


Fully diluted:
Average shares outstanding           66,722     66,279           66,656      61,347
Common stock equivalents              1,411      1,844            1,411       2,061
   Totals                            68,133     68,123           68,067      63,408
Net income                          $97,705    $77,593         $290,089    $239,413
Earnings per share(1)               $  1.43    $  1.14         $   4.26    $   3.78




(1) This calculation was made in compliance with Item 601 of Regulation S-K. Earnings per share presented elsewhere in this report exclude from their calculation shares issuable under employee stock options and rights, since their dilutive effect is less than 3%.