Form 10-K
period 1997-12-31
NORTHROP GRUMMAN CORP
filed 1998-03-30
CIK 72945

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  Commission file number
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

                                                       Name of each exchange
     Title of each class                                on which registered
     -------------------                             ------------------------
   Common Stock, $1 par value                        New York Stock Exchange
                                                      Pacific Stock Exchange

          Securities Registered pursuant to Section 12(g) of the Act:

                                     None
                                     ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                                           No
              ---                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 25, 1998, 67,448,258 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $9,017 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders.
Part III

NORTHROP GRUMMAN CORPORATION

                                     PART I

ITEM 1.  BUSINESS

     Northrop Corporation was incorporated in Delaware in 1985. Effective May 18, 1994, Northrop Corporation was renamed Northrop Grumman Corporation. Northrop Grumman is an advanced technology company operating in the aircraft, electronics, and information technology and services industry segments of the broadly defined aerospace industry. The aircraft segment includes the design, development and manufacturing of aircraft and aircraft subassemblies. The electronics segment includes the design, development, manufacturing and integration of electronic systems and components for military and commercial use. The information technology and services segment includes the design, development, operation and support of computer systems for scientific and management information.

     Additional information required by this Item is contained in Part II, Item 7 of this Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 2.  Properties

     The major locations, general status of the company's interest in the property and identity of the industry segments that use the property described, are indicated in the following table.

          Location                                                          Property Interest
          --------                                                          -----------------
      Albuquerque, New Mexico (3) (a)......................................            Leased
      Annapolis, Maryland (2) (b) (e)......................................             Owned
      Arlington, Virginia (2) (3) (4) (a) (c)..............................            Leased
      Auburn, Washington (1) (c)...........................................            Leased
      Baltimore, Maryland (2) (a) (c)......................................            Leased
      Benton, Pennsylvania (2) (b).........................................            Leased
    * Bethpage, New York  (1) (2) (3) (4) (a) (c) (d) (e)..................     Owned, Leased
      Bohemia, New York (3) (a)............................................             Owned
      Bremerton, Washington (2) (d)........................................            Leased
      Bridgeport, West Virginia (2) (a) (b)................................     Owned, Leased
      Burlington, Canada (2) (a) (b) (d)...................................             Owned
      Calverton, New York (4) (e)..........................................             Owned
      Carson, California (1) (c)...........................................            Leased
      Chandler, Arizona (1) (a) (b)........................................             Owned
      Cincinnati, Ohio (2) (a) (b).........................................            Leased
      Cleveland, Ohio (2) (a) (b)..........................................             Owned
      College Station, Texas (a) (2) (b)...................................             Owned
      Colorado Springs, Colorado (3) (a)...................................            Leased
      Compton, California (1) (b) (c)......................................     Owned, Leased
      Dahlgren, Virginia (3) (a)...........................................            Leased
      El Segundo, California (1) (a) (b) (c) (d) (e).......................             Owned
      Elk Grove Village, Illinois (2) (c)..................................            Leased
      Fairfax, Virginia (3) (a)............................................            Leased
      Falls Church, Virginia (3) (a).......................................            Leased
      Fort Tejon, California (1) (d).......................................     Owned, Leased
      Glen Burnie, Maryland (2) (a)........................................             Owned
      Grand Prairie, Texas (1) (a) (b) (c) (d).............................     Owned, Leased
      Great River, New York (2) (a) (b)....................................             Owned
      Hanover, Maryland (2) (3) (a) (d)....................................            Leased
      Hawthorne, California (1) (2) (3)(4) (a) (b) (c) (d) (e).............     Owned, Leased
      Herndon, Virginia (3) (a)............................................            Leased
    * Hicksville, New York  (2) (e)........................................     Owned, Leased
      Houston, Texas (3) (a)...............................................            Leased
      Hunt Valley, Maryland (2) (a) (b) (c) (d)............................     Owned, Leased
      Huntsville, Alabama (2) (a) (b) (d)..................................            Leased
      Kent, Washington (1) (c).............................................            Leased
      Knoxville, Tennessee (2) (a).........................................            Leased

NORTHROP GRUMMAN CORPORATION

      Lake Charles, Louisiana (1) (a) (b) (c)..............................            Leased
      Lexington, South Carolina (2) (c)....................................             Owned
      Linthicum, Maryland (2) (a) (b) (c) (d)..............................     Owned, Leased
      Los Angeles, California (1) (2) (3) (4) (a)..........................            Leased
      Melbourne, Florida (2) (a) (b) (c) (d) (e)...........................     Owned, Leased
      Melville, New York (2) (a) (b) (d)...................................            Leased
      Middleton, Rhode Island (3) (a)......................................     Owned, Leased
      Milledgeville, Georgia (1) (b) (c) (d) (e)...........................     Owned, Leased
      Mojave, California (1) (e)...........................................     Owned, Leased
      New Town, North Dakota (1) (b) (c)...................................     Owned, Leased
      Newbury Park, California  (4) (a) (b) (c) (d)........................             Owned
      Norwalk, Connecticut (2) (a) (b) (c) (d).............................            Leased
      Norwood, Massachusetts (4) (a) (b)...................................             Owned
      Palmdale, California (1) (a) (b) (c) (d) (e).........................     Owned, Leased
      Perry, Georgia (1) (a) (b) (c) (d)...................................             Owned
      Pico Rivera, California (1) (a) (b) (c) (d)..........................     Owned, Leased
      Pittsburgh, Pennsylvania (2) (a) (d).................................            Leased
      Point Mugu, California (1) (a) (b) (c) (d)...........................     Owned, Leased
      Portsmouth, Rhode Island (4) (b) (e).................................     Owned, Leased
      Reston, Virginia (3) (a).............................................            Leased
      Rolling Meadows, Illinois (2) (a) (b) (c)............................     Owned, Leased
      San Diego, California (1) (3) (a) (b) (c)............................     Owned, Leased
      San Pedro, California (3) (a)........................................     Owned, Leased
      Santa Isabel, Puerto Rico (2) (a) (b) (c) (d)........................            Leased
      St. Augustine, Florida (1) (a) (b) (c) (d)...........................     Owned, Leased
      Stuart, Florida (1) (a) (b) (c)......................................            Leased
      Sunnyvale, California (2) (a) (b) (c) (d)............................     Owned, Leased
      Sykesville, Maryland (2) (b).........................................             Owned
      Torrance, California (1) (b) (c).....................................     Owned, Leased
      Warner Robins, Georgia (2) (a).......................................     Owned, Leased
      Warren, Michigan (4) (b).............................................            Leased


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

NORTHROP GRUMMAN CORPORATION

Following each described property are numbers indicating the industry segments utilizing the property:

         (1)  Aircraft
         (2)  Electronics
         (3)  Information Technology and Services
         (4)  General Corporate Asset

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

NORTHROP GRUMMAN CORPORATION

Item 3.  Legal Proceedings

WALSH, ET AL. V. NORTHROP GRUMMAN CORPORATION
---------------------------------------------

     In November 1994, a class action complaint was filed against Northrop Grumman Corporation, Grumman Corporation, and four named individuals in the U.S. District Court for the Eastern District of New York, Case No. CV 94-5105
(Platt C.J.). A first amended complaint was filed on November 29, 1994 alleging that Grumman Corporation's March 8 and April 4, 1994 Form 14D-9 filings with the Securities and Exchange Commission incorporated a statement concerning the Grumman Severance Plan which violated Sections 10(b) and 14(e) of the Securities and Exchange Act of 1934, as amended (the "Act") and Rule 10b-5 of the Rules and Regulations under the Act. The complaint also contains a cause of action for equitable estoppel based upon the same statement and plaintiffs' alleged reliance thereon. The complaint also alleges that the trustees of Grumman's Employee Investment Plan ("EIP") violated their fiduciary obligations by voting the EIP's shares in favor of the merger of Grumman Corporation and Northrop Corporation (the "Acquisition") without consulting the class members. The complaint seeks an order enjoining the defendants from amending or discontinuing the Grumman Severance Plan for a period of thirty (30) months from the date of the Acquisition and an order mandating that defendants permit class members who have accepted voluntary termination with severance pay to rescind their elections. On December 8, 1994, the court denied plaintiffs' application for a preliminary injunction but declined to dismiss the action.
On April 7, 1995, the court granted plaintiffs' motion to amend their complaint to add a claim for damages based on post Acquisition changes to Grumman benefit plans. In July 1995, the court certified a class of plaintiffs consisting of all employees who, at the time of the tender offer, were Grumman employees, owned Grumman stock either directly or beneficially through the EIP, and were injured as a result of defendants' conduct. The liability trial of this matter began in late 1997 and concluded in 1998. A decision is expected in the second quarter of 1998. If liability is found, the matter will proceed to a remedy phase. The company intends to vigorously defend this litigation and does not expect this matter to have a material adverse effect on its financial condition.

U.S. EX REL JORDAN V. NORTHROP GRUMMAN CORPORATION
--------------------------------------------------

     In January 1998, the company was served with an amended complaint that was filed by the government in the U.S. District Court for the Central District of California. The complaint alleges that the company violated the False Claims Act by knowingly supplying BQM-74C aerial target drones that contained various defective components between 1992 and 1995. The government seeks to recover unspecified damages under theories of fraud, payment by mistake, unjust enrichment, breach of warranty and breach of contract. The company intends to vigorously defend this matter.

U.S. v. Lockheed Martin Corporation and Northrop Grumman Corporation
--------------------------------------------------------------------
     On March 23, 1998, the United States, acting through the Department of Justice, filed a civil action in the United States District Court for the District of Columbia against Lockheed Martin and the company requesting that the acquisition of the company by Lockheed Martin be adjudged to violate Section 7 of the Clayton Act and that Lockheed Martin and the company be permanently enjoined and restrained from carrying out the Agreement and Plan of Merger dated July 2, 1997, or from entering into or carrying out any agreement, understanding or plan, the effect of which would be to combine the business or assets of Lockheed
Martin and the company. The United States is also seeking costs of the action.

General
-------
The company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the False Claims
Act, or are indicted or convicted for violations of other Federal laws, or are considered not to be responsible contractors may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Given the company's dependence on government contracting, suspension or debarment could have a material adverse effect on the company. The company is involved in certain other legal proceedings arising in the ordinary course of business, none of which the company's management believes will have a material adverse effect on the company's financial condition.

NORTHROP GRUMMAN CORPORATION

Executive Officers of the Registrant

     The following individuals were the elected officers of the company as of March 1998:


                                                                                             Business Experience
Name                         Age             Office Held                  Since                Last Five Years
----                        ----             -----------                  -----              -------------------
Kent Kresa                   60        Chairman, President & CEO           1990

Herbert W. Anderson          58        Corporate Vice President and        1995          Vice President and Deputy General
                                       General Manager,                                  Manager, Data Systems and Services
                                       Data Systems & Services Division                  Division; Prior to 1994, Vice
                                                                                         President and Center General
                                                                                         Manager, Northrop Information
                                                                                         Services Center

Ralph D. Crosby, Jr.         50        Corporate Vice President and        1996          Corporate Vice President and Deputy
                                       General Manager, Commercial                       General Manager, Commercial Aircraft
                                       Aircraft Division                                 Division; Prior to March 1996,
                                                                                         Corporate Vice President and Deputy
                                                                                         General Manager, Military Aircraft
                                                                                         Systems Division; Prior to January
                                                                                         1996 Corporate Vice President and
                                                                                         General Manager, B-2 Division; Prior
                                                                                         to 1994, Vice President Business and
                                                                                         Advanced Systems Development at the
                                                                                         B-2 Division

Marvin Elkin                 61        Corporate Vice President and        1996          Corporate Vice President and Chief
                                       Chief Human Resources,                            Human Resources and Administrative
                                       Communications and                                Officer; Prior to 1994, Corporate
                                       Administrative Officer                            Vice President Administration and
                                                                                         Services

Nelson F. Gibbs              60        Corporate Vice President and        1991
                                       Controller

John E. Harrison             62        Corporate Vice President and        1994          Senior Vice President and General
                                       General Manager,                                  Manager, Electronics Programs,
                                       Electronics and Systems                           Aerospace and Electronics Group,
                                       Integration Division                              Grumman Corporation

Robert W. Helm               46        Corporate Vice President,           1994          Vice President, Legislative Affairs
                                       Government Relations

NORTHROP GRUMMAN CORPORATION

                                                                                             Business Experience
Name                            Age              Office Held                 Since             Last Five Years
----                            ---              -----------                 -----           -------------------
James C. Johnson                45      Corporate Vice President and         1996        Corporate Vice President and
                                        Secretary and Assistant General                  Secretary; Prior to 1995, Senior
                                        Counsel                                          Corporate Counsel

Charles L. Jones, Jr.           56      Corporate Vice President and         1996        Corporate Vice President, Quality
                                        Chief Strategic Planning                         Operations
                                        Advanced Development and
                                        Programs Officer

William H. Lawler               57      Corporate Vice President and         1997        Vice President and Deputy General
                                        General Manager, Military                        Manager, Military Aircraft Systems
                                        Aircraft Systems Division                        Division; Prior to 1996, Vice
                                                                                         President and Deputy General
                                                                                         Manager, B-2 Division; Prior to
                                                                                         1995, Vice President and B-2 Program
                                                                                         Manager; Prior to June 1994, Vice
                                                                                         President, Business and Advanced
                                                                                         Systems Development, B-2 Division;
                                                                                         Prior to 1994, Vice President and
                                                                                         Deputy Chief Engineer, Business and
                                                                                         Advanced Systems Development, B-2
                                                                                         Division

Richard R. Molleur              65      Corporate Vice President and         1991
                                        General Counsel

Albert F. Myers                 52      Corporate Vice President and         1994        Vice President, Business Strategy
                                        Treasurer

James G. Roche                  58      Corporate Vice President and         1996        Corporate Vice President and Chief
                                        General Manager, Electronic                      Advanced Development, Planning, and
                                        Sensors and Systems Division                     Public Affairs Officer; Prior to
                                                                                         1993, Corporate Vice President
                                                                                         Advanced Development and Planning
                                                                                         Officer

Richard B. Waugh, Jr.           54      Corporate Vice President and         1993
                                        Chief Financial Officer

NORTHROP GRUMMAN CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders of Northrop Grumman was held on February 26, 1998, to approve the proposed merger with Lockheed Martin Corporation. The results of the vote are as follows:

                    Votes for              53,063,873
                    Votes against           1,035,488
                    Shares abstaining         171,003

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is contained in Part II, Item 8 of this Annual Report on Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is contained in Part II, Item 7 of this Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS CONDITIONS

Northrop Grumman's three industry segments-aircraft, electronics, and information technology and services-are each a factor in the broadly defined aerospace industry. While Northrop Grumman is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the aerospace industry and by certain elements peculiar to its own business mix.

     Northrop Grumman is one of the major companies that competes in both the defense and commercial segments of the aerospace business. It is common in the aerospace industry for work on major programs to be shared between a number of companies. A company competing to be a prime contractor can turn out to be a subcontractor. It is not uncommon to compete with customers, and simultaneously to be both a supplier to and customer of a given competitor. Over the past several years the aerospace industry has been going through a consolidation process and, along with it, significant downsizing. These actions, in which Northrop Grumman has participated, have made competition even more intense than in the past. The nature of major aerospace programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity unknown in many industries. Lockheed Martin Corporation, The Boeing Company, and Raytheon Company are the largest companies in the aerospace industry at this time. Northrop Grumman competes against these and other companies for a number of large and smaller programs. Intense competition and long operating cycles are both characteristics of the industry's-and Northrop Grumman's-business.

     The collapse of communism and the subsequent reductions in the U.S. defense budget have fundamentally altered the landscape of the global aerospace and defense industry. Consolidation has become the logical response by the industry, with nearly $100 billion in U.S. mergers and acquisitions since 1990. Some thirty companies/subsidiaries that existed in the early 1990s have been combined-or are in the process of combining-into just three large companies.

     The current composition of Northrop Grumman resulted from a series of strategic acquisitions by the former Northrop Corporation beginning in 1992, when the company acquired a 49 percent interest in the Vought Aircraft Company, a designer and builder of commercial and military aerostructures. In the second quarter of 1994, the company purchased the outstanding common stock of Grumman Corporation for $2.1 billion.

NORTHROP GRUMMAN CORPORATION

     Northrop Corporation was renamed Northrop Grumman Corporation on May 18, 1994. The new company purchased the remaining 51 percent interest in Vought Aircraft for $130 million in August 1994. In the first quarter of 1996, Northrop Grumman acquired the defense electronic systems group (ESG) of Westinghouse Electric Corporation for $2.9 billion. This business is being operated as a component of the electronics industry segment.

     Effective August 1, 1997, the company consummated its merger with Logicon, Inc. (Logicon), a leading defense information technology company. The merger was accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been retroactively restated for the merger with Logicon. The results of Logicon are included in the information technology and services industry segment along with similar Northrop Grumman business which previously had been classified in the aircraft and electronics industry
segments.   Logicon  had previously acquired two defense information technology and services companies: Geodynamics Corporation (Geodynamics) in March 1996 for $32 million and Syscon Corporation (Syscon) in February 1995 for $45 million.

     On July 3, 1997, the company announced that it had entered into a definitive agreement with Lockheed Martin Corporation to combine the companies. Under the terms of the agreement, 1.1923 shares of Lockheed Martin common stock would be exchanged for each share of Northrop Grumman common stock. On February 26, 1998, shareholders of Northrop Grumman approved the merger. On March 23, 1998, the United
States, acting through the Department of Justice, filed a civil action in the United States District Court for the District of Columbia against Lockheed Martin and the company requesting that the acquisition of the company by Lockheed Martin be adjudged to violate Section 7 of the Clayton Act and that Lockheed Martin and the company be permanently enjoined and restrained from carrying out the Agreement and Plan of Merger dated July 2, 1997, or from entering into or carrying out any agreement, understanding or plan, the effect of which would be to combine the business or assets of Lockheed Martin and the company. The United States is also seeking costs of the action. The outcome of this lawsuit cannot be predicted at this time.

           The company will record a charge of $180 million in the first
quarter of 1998 for costs related to the proposed combination.   The
charge will cover vesting of restricted stock which became issuable following shareholder approval of the merger and other costs associated with the pending combination, such as investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information.

     The B-2 bomber, for which the company is the prime contractor, is Northrop Grumman's largest program and is reported under the aircraft segment. In November 1997, the company delivered to the U.S. Air Force the last B-2 currently on order. At its Palmdale, California facility, the company continues to perform modifications to early Block 10 and Block 20 aircraft to bring them to the fully operational Block 30 configuration. The U.S. Air Force currently plans to operate two B-2 bomber squadrons of eight aircraft each with an additional five aircraft available to fill in for those in depot for periodic maintenance.

NORTHROP GRUMMAN CORPORATION

     The company manufactures portions of the Boeing 737, 747, 757, 767 and 777 jetliners, the Gulfstream IV and V business jets, and the Boeing C-17 military transport. Northrop Grumman has been a principal airframe subcontractor for the Boeing 747 jetliner since the program began in 1966, producing the fuselage and aft body section for the 747 as well as cargo and passenger doors, the vertical and horizontal body stabilizers, floor beams and smaller structural components. The majority of the Boeing jetliner work is performed at the aircraft segment's production sites in Hawthorne, California and Grand Prairie, Texas.

     Northrop Grumman manufactures engine nacelles for the Gulfstream IV and other business jets and produces the integrated wings for Gulfstream's newest business jet, the Gulfstream V. The company also produces the empennage, engine nacelles, and control surfaces for the C-17, the U.S. Air Force's most advanced airlifter. The work performed on the C-17, Gulfstream IV and V, 757, 767, 777 and some components of the 747 were added as a result of the Grumman and Vought acquisitions.

     The company also is the principal subcontractor to The Boeing Company on the F/A-18 program. The F/A-18 is a fighter/ground-attack aircraft with configurations equipped for either one or two crew members. Principally deployed by the U.S. Navy on aircraft carriers, it also has been purchased by several other nations as a land-based combat aircraft. The company builds approximately 40 percent of the aircraft including the center and aft fuselage, vertical tails, and associated subsystems. Of the versions of the F/A-18 currently in production, the C is a single-seat combat aircraft that was first delivered to the U.S. Navy in 1987 and the D is a two-seat version principally used for training. The F/A-18 single-seat E and two-seat F are enhanced versions currently in the low rate initial production phase and will serve as the U.S. Navy's next-generation multimission aircraft.

     The company serves as prime contractor for the E-8 Joint Surveillance Target Attack Radar System (Joint STARS), which is included in the electronics segment. Joint STARS detects, locates, classifies, tracks and targets potentially hostile ground movement in all weather conditions. It is designed to operate around the clock in constant communication through secure data links with Air Force command posts, Army mobile ground stations or centers of military analysis far from the point of conflict. The Joint STARS platform is a remanufactured Boeing 707-300 airframe. The 707 is remanufactured at Northrop Grumman's Lake Charles, Louisiana site. Final installation of electronics and testing are performed at the electronics segment integration and test facility in Melbourne, Florida.

     Northrop Grumman also is a major producer of airborne early warning and control systems, including the all-weather E-2C Hawkeye aircraft. The E-2C, reported under the company's electronics segment, has been in active service with the U.S. Navy since 1973 and is employed by the air forces of five other nations.

NORTHROP GRUMMAN CORPORATION

     The company's electronics segment also is a major producer of airborne radar systems. Included in this business area are the AN/APG-66 and AN/APG-68 fire control radars for the F-16 aircraft, of which more than six thousand have been produced since 1976. The AN/APG-66 is presently on 16 airborne platforms and is deployed in 20 countries. Northrop Grumman currently is leading a joint venture with Raytheon to develop the AN/APG-77 radar for the F-22 aircraft. The AN/APG-77 is designed for air-superiority and strike operations and features a low observable, active aperture, electronically-scanned array with multi-target, all-weather capability. The company's electronics segment also produces the AN/APY-1/2 surveillance radar system which provides air-to-air surveillance capability for the E-3 Airborne Warning And Control System (AWACS). AWACS is designed to detect and track both enemy and friendly aircraft throughout a large volume of airspace.

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

     ECM denotes electronic countermeasures equipment manufactured by the company's electronics segment. The company's Rolling Meadows, Illinois site produces the AN/ALQ-135, an internally mounted radar jammer deployed on F-15 fighter aircraft as part of that aircraft's tactical electronic warfare system. The AN/ALQ-162 Shadowbox, a jammer built specifically to counter continuous wave radars, has been installed on the AV-8B and certain foreign F/A-18 aircraft. It also is being deployed on U.S. Army helicopters and special mission aircraft and has been sold to the air forces of three other nations.
The company is also under contract to develop and produce a directional infrared countermeasures (DIRCM) system for the United Kingdom and the U.S. Special Operations Command slated for use on British helicopters, transports, and U.S. Special Operations Command C-130 transports to reduce vulnerability to heatseeking missiles. DIRCM is designed to provide high-powered jamming to counter more advanced seekers expected in the twenty-first century. The company's Linthicum, Maryland site produces the Airborne Self-Protection Jammer
(ASPJ) in a joint venture with ITT-Avionics. The ASPJ is an internally mounted system that protects tactical aircraft against numerous radar-guided threats.
It currently is installed on selected F/A-18 and F-14 aircraft.

     Northrop Grumman, as prime contractor to the U.S. Army, is developing a "brilliant" anti-armor submunition, designated as BAT, with production scheduled to commence in 1998. BAT is a three-foot-long, forty-four pound, wide-area-attack submunition that will be used to disable and destroy armored vehicles and trucks. BATs are meant to be carried and dispensed by a larger missile and are designed to be ejected over an armored vehicle column or attacking formation. Each BAT has an acoustic sensor that can home in on the noise

NORTHROP GRUMMAN CORPORATION

created by a tank's or truck's engine and an infrared sensor that can home in on the heat generated by a vehicle's engine.

     In addition, the company produces air defense and air traffic control radar systems for airspace management for domestic and international customers. The three-dimensional AN/TPS-70/75 radars and predecessor AN/TPS-43 are among the products in this business area. They have been the U.S. Air Force air defense system standard since 1968. These systems currently operate in more than 30 countries, supporting air defense, air sovereignty, air traffic control and counternarcotics needs. The ASR-12, a solid-state, next generation derivative of the company's ASR-9 Terminal Radar, is designed to detect and display aircraft and weather simultaneously, helping air traffic controllers guide aircraft through the crowded skies surrounding airports.

     Northrop Grumman designs, develops, operates and supports computer systems for scientific and management information. This business is included in the information technology and services segment. Services provided include systems integration, systems service, information conversion, and training for federal, state and local governments and private industry. The company also provides military base support functions and aircraft maintenance at a number of U.S. Government facilities. Logicon, included in the information technology and services segment, provides advanced technology systems and services to support national security, civil and industrial needs in the following areas: command, control, communications and intelligence; information systems development and support; mission planning and battle management; training and simulation; and science and technology. Contracts with the U.S. Government account for most of Logicon's revenues.

     Tables of contract acquisitions, net sales and funded order backlog follow and complement industry segment data. B-2, Boeing Jetliners (the 737, 747, 757, 767 and 777), F/A-18, and C-17 are currently the major programs of the aircraft industry segment. Surveillance Aircraft (the E-2C Hawkeye and E-8 Joint STARS), Airborne Radar, Marine, ECM, Space and Airspace Management are the major programs of the electronics industry segment.

     In the following table of industry segment and major customer data, revenue from the United States Government includes revenue from contracts on which Northrop Grumman is the prime contractor as well as those on which the company is a subcontractor and the ultimate customer is the U.S. Government.

NORTHROP GRUMMAN CORPORATION


RESULTS OF OPERATIONS BY INDUSTRY SEGMENT AND MAJOR CUSTOMER

Year ended December 31, $ in millions                               1997       1996       1995
--------------------------------------------------------------------------------------------------
Revenue
Aircraft
    United States Government                                       $2,779      $3,060      $3,556
    Other customers                                                 1,313         798         835
    Intersegment sales                                                313         254         187
--------------------------------------------------------------------------------------------------
                                                                    4,405       4,112       4,578
--------------------------------------------------------------------------------------------------
Electronics
    United States Government                                        3,547       3,336       1,831
    Other customers                                                   512         508         228
    Intersegment sales                                                 42          39         103
--------------------------------------------------------------------------------------------------
                                                                    4,101       3,883       2,162
--------------------------------------------------------------------------------------------------
Information Technology and Services
    United States Government                                          884         828         761
    Other customers                                                   118          77          61
    Intersegment sales                                                 20           5           1
--------------------------------------------------------------------------------------------------
                                                                    1,022         910         823
--------------------------------------------------------------------------------------------------
Intersegment eliminations                                            (375)       (298)       (291)
--------------------------------------------------------------------------------------------------
Total revenue                                                      $9,153      $8,607      $7,272
==================================================================================================

Operating Profit
    Aircraft                                                       $  654      $  499      $  465
    Electronics                                                       309         360         197
    Information Technology and Services                                95          49          58
--------------------------------------------------------------------------------------------------
    Total operating profit                                          1,058         908         720
    Adjustments to reconcile operating profit to operating margin:
    Other income included above                                        (6)        (17)
    State and local income taxes                                       (6)        (52)        (39)
    General corporate expenses                                       (127)       (123)       (109)
    Mark-to-market restricted stock rights                            (39)        (13)
--------------------------------------------------------------------------------------------------
    Operating margin                                               $  880      $  703      $  572
==================================================================================================

NORTHROP GRUMMAN CORPORATION

Year ended December 31, $ in millions                   1997        1996        1995
--------------------------------------------------------------------------------------
Contract Acquisitions
   Aircraft                                           $ 3,041     $ 3,890     $ 1,808
   Electronics                                          4,369       6,228       2,408
   Information Technology and Services                    938         977         836
--------------------------------------------------------------------------------------
   Total acquisitions                                 $ 8,348     $11,095     $ 5,052
======================================================================================

Funded Order Backlog
   Aircraft                                           $ 5,993     $ 7,044     $ 7,012
   Electronics                                          5,422       5,112       2,728
   Information Technology and Services                    447         511         439
--------------------------------------------------------------------------------------
   Total backlog                                      $11,862     $12,667     $10,179
======================================================================================

Identifiable Assets
   Aircraft                                           $ 2,386     $ 2,357     $ 2,481
   Electronics                                          5,451       5,583       1,948
   Information Technology and Services                    559         640         662
--------------------------------------------------------------------------------------
   Operating assets                                     8,396       8,580       5,091
   General corporate                                    1,281       1,065         551
--------------------------------------------------------------------------------------
   Total assets                                       $ 9,677     $ 9,645     $ 5,642
======================================================================================

Capital Expenditures
   Aircraft                                           $    93     $    84     $    85
   Electronics                                            126          91          36
   Information Technology and Services                     17          22          16
   General corporate                                        2           1           3
--------------------------------------------------------------------------------------
   Total expenditures                                 $   238     $   198     $   140
======================================================================================

Depreciation and Amortization
   Aircraft                                           $   126     $   117     $   172
   Electronics                                            255         230          84
   Information Technology and Services                     35          26          33
   General corporate                                        2           2           1
--------------------------------------------------------------------------------------
   Total depreciation and amortization                $   418     $   375     $   290
======================================================================================

     Individual companies prosper in the competitive aerospace/defense environment according to their ability to develop and market their products. They also must have the ability to provide the people, facilities, equipment and financial capacity needed to deliver those products with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as

NORTHROP GRUMMAN CORPORATION

vital to success as managing internal operations. Northrop Grumman's operating policies are designed to enhance these capabilities. The company also believes that it maintains good relations with its employees, approximately 12 percent of whom are covered by collective bargaining agreements.

     U.S. Government programs in which Northrop Grumman either participates, or strives to participate, must compete with other programs for consideration during our nation's budget formulation and appropriation processes. As a consequence of the continued pressure to reduce the overall federal budget, the U.S. defense budget is not expected to increase substantially in the near term. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop Grumman and the entire defense industry. An important factor in determining Northrop Grumman's ability to compete successfully for future contracts will be its cost structure vis-a-vis other bidders.

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

     Northrop Grumman, with its involvement on various Boeing jetliners, is optimistic about the long-term prospects for its commercial aerostructures business.

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

NORTHROP GRUMMAN CORPORATION

     Northrop Grumman, as well as many other companies in the defense industry, suffered the effects of the Department of Defense's practice in the 1980s of structuring high-risk research and development contracts, such as the Tri-Service Standoff Attack Missile (TSSAM), as fixed-price or capped cost-reimbursement type contracts. Although Northrop Grumman has stopped accepting these types of contracts, it has experienced financial losses on TSSAM and other similar programs acquired under them in the past. In the event of termination for convenience, contractors are normally protected by provisions covering reimbursement for costs incurred subsequent to termination. The company received a termination for convenience notice on the TSSAM program in February 1995. In December 1996, the company filed a lawsuit against the U.S. Government in the U.S. Court of Federal Claims seeking the recovery of approximately $750 million for uncompensated performance costs, investments, and a reasonable profit. In prior years, the company had charged to operations in excess of $600 million related to this program. Northrop Grumman is unable to predict whether it will realize some or all of its claims against the U.S. Government from the TSSAM contract.

     Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional contracts with all agencies. Given the company's dependence on U.S. Government business, suspension or debarment could have a material adverse affect on the company's future. Moreover, these contracts may be terminated at the U.S. Government's convenience as was done with the TSSAM program. While Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense, commercial sales still represent a significant portion of total revenue.

     Federal, state and local laws relating to the protection of the environment affect the company's manufacturing operations. The company has provided for the estimated cost to complete remediation where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. The company has been designated a PRP under federal Superfund laws at 15 hazardous waste sites and under state Superfund laws at five sites. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations and their interpretations. Nonetheless, to assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company. Such estimates take into consideration the professional judgment of the company's environmental engineers and, when necessary, consultation with outside environmental specialists. In most instances, only a range

NORTHROP GRUMMAN CORPORATION

of reasonably possible costs can be estimated. However, in the determination of accruals the most probable amount is used when determinable and the minimum is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company's responsibility is established and the costs can be reasonably estimated. Management estimates that at December 31, 1997, the reasonable range of future costs for environmental remediation, including Superfund sites, is $51 million to $86 million, of which $61 million has been accrued. The amount accrued has not been offset by potential recoveries from insurance carriers or other PRPs. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. The company is making the necessary investments to comply with environmental laws; the amounts, while not insignificant, are not considered material to the company's financial position, results of operations, or cash flows.

     The company has a program to identify, evaluate and implement changes to computer programs as necessary to address the year 2000 issue. The issue affects computer applications which may not properly recognize and process data for the year 2000 and beyond. The evaluation and the development of conversion plans where necessary are being performed in coordination with customers and suppliers. Based on information developed to date, management does not anticipate any significant impact on the company or that future expenditures for required modifications and conversions will have a material adverse effect on the company's financial position, results of operations, or cash flows.


MEASURES OF VOLUME

Contract acquisitions tend to fluctuate and are determined by the size and timing of new and add-on orders. The effects of multiyear orders and/or funding can be seen in the highs and lows shown in the following table. The funded order backlog of ESG on the date the business was acquired is reflected as acquisitions in 1996. The Airborne Radar, Marine, Space and Airspace Management business areas were added as part of the ESG acquisition.

     B-2 acquisitions in 1996 included $453 million for the upgrade of test vehicle AV-1 to operational status increasing the program to 21 operational aircraft. The balance of B-2 acquisitions in 1996 and acquisitions for 1997 and 1995 include incremental funding for ongoing development work, spares and other customer support for the operational aircraft program. The company still stands to gain future new post production business, such as airframe depot maintenance, repair of components, operational software changes and product improvement modifications. The debate over the future of the B-2 continues. Without future production orders the nation's multibillion-dollar investment in the company's B-2 capability will be disassembled and become retrievable only at a large additional cost.

NORTHROP GRUMMAN CORPORATION


Contract Acquisitions

$ in millions                                          1997         1996        1995
-------------------------------------------------------------------------------------
B-2                                                 $   710      $ 1,682     $   475
Surveillance Aircraft                                 1,216        1,330       1,084
Boeing Jetliners                                        940          737         464
Airborne Radar                                          842        1,639
Marine                                                  577          901
F/A-18                                                  622          759         888
ECM                                                     357          335         592
Space                                                   318          414
Airspace Management                                     388          629
C-17                                                    104          383         208
Information Technology and Services                     938          977         836
All other                                             1,336        1,309         505
-------------------------------------------------------------------------------------
                                                    $ 8,348      $11,095     $ 5,052
=====================================================================================

     In 1997, the company received orders for 12 F/A-18E/F shipsets. Acquisitions in 1996 included orders for 62 F/A-18C/D shipsets. In 1996 the company also received long-lead funding for the first phase of the Low Rate Initial Production (LRIP) of the F/A-18E/F along with continued funding of the engineering and manufacturing development (EMD) phase of the program. Orders for 128 F/A-18C/D shipsets were finalized in 1995.

     The company received final authorization to produce 50 747 jetliner shipsets in each of the years 1997 and 1996.

     The company recorded orders for 6, 18, and 16 wing shipsets for the Gulfstream V business jet in 1997, 1996 and 1995, respectively. Northrop Grumman is producing the Gulfstream V wings under a revenue-sharing agreement with Gulfstream Aerospace (Gulfstream). Northrop Grumman will recognize revenue for its proportionate share of the revenue of each business jet when they are delivered to the ultimate customer by Gulfstream. Northrop Grumman has received 76 orders for the Gulfstream V through December 1997. The Gulfstream V received aircraft certification in April 1997. The company is using program accounting for the Gulfstream V with an estimated 250 shipsets to be delivered over a ten-year period. Inventoried costs at December 31, 1997 include $81 million of learning-curve costs

NORTHROP GRUMMAN CORPORATION

for this program. The learning-curve costs represent the excess of production cost of delivered and in-process items over the estimated average unit cost. This concept assumes that production cost per unit decreases over time due to efficiencies from continuous improvements in the performance of repetitive tasks. All nonrecurring costs for the development of the wings have been expensed as incurred.

     ECM acquisitions for 1995 included an award of $279 million from the United Kingdom Ministry of Defence to develop and produce the DIRCM systems.

     The balance of ESG funded order backlog at the date of acquisition, for those programs not listed in the table, is included in the "all other" category. ESG accounts for the major increase in the "all other" category in 1996 over 1995.

     Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts. The 1996 results of operations include ESG since the acquisition in March 1996. Comparative results for 1995 do not include ESG data.

     Sales for 1997 were the highest in the company's history and were 6 percent higher than the previous record registered in 1996. Without the ESG acquisition, sales for 1996 would have declined 8 percent from the 1995 level.


Net Sales

$ in millions                                           1997        1996        1995
-------------------------------------------------------------------------------------
B-2                                                   $1,615      $1,725      $1,914
Surveillance Aircraft                                  1,073       1,104       1,179
Boeing Jetliners                                         858         569         569
Airborne Radar                                           668         560
Marine                                                   590         496
F/A-18                                                   551         715         822
ECM                                                      384         398         351
Space                                                    328         315
Airspace Management                                      297         223
C-17                                                     276         249         244
Information Technology and Services                    1,002         905         822
All other                                              1,511       1,348       1,371
-------------------------------------------------------------------------------------
                                                      $9,153      $8,607      $7,272
=====================================================================================

NORTHROP GRUMMAN CORPORATION

     The decreasing trend in the B-2 revenues from both EMD and production work continued in 1997. The level of EMD effort, included in amounts reported as contract R&D, constituted 19 percent of the total B-2 revenue, down from 33 percent in 1996 and 30 percent in 1995. Current planning data indicate that the level of overall B-2 revenue will decline roughly 20 percent in 1998 as compared to 1997.

     Sales decreased in 1997 for the C/D version of the F/A-18 program with a decrease of deliveries to 35, as compared to 68 deliveries in 1996 and 56 deliveries in 1995. The company currently plans to deliver 33 F/A-18C/D shipsets in 1998. F/A-18E/F revenue increased in 1997 due to the acceleration of the program's LRIP phase, which began in late 1996. The final three shipsets for the EMD phase of the program were delivered in 1996. A total of seven shipsets were delivered under the F/A-18E/F EMD contract in 1995. In 1998 the company plans to deliver the first seven shipsets under the F/A-18E/F LRIP contract.

     Deliveries of 747 shipsets were 46 in 1997, 28 in 1996, and 24 in 1995. Increased deliveries of all Boeing jetliner shipsets in 1997 resulted in a 51 percent increase in revenue from these programs. The change in the mix of Boeing jetliners delivered in 1996 resulted in the same level of sales as in 1995. Sixty-one 747 shipsets are currently expected to be delivered in 1998.

     The electronics industry segment revenues increased 80 percent in 1996 as a result of the inclusion of the ESG operations, which more than offset the reduction in revenue on the company's other electronics programs.

     The year-end funded order backlog is the sum of the previous year-end backlog plus the year's contract acquisitions minus the year's sales. Backlog is converted into the following years' sales as costs are incurred or deliveries are made. It is expected that approximately 60 percent of the 1997 year-end backlog will be converted into sales in 1998.

NORTHROP GRUMMAN CORPORATION


Funded Order Backlog

$ in millions                                            1997           1996         1995
--------------------------------------------------------------------------------------------
B-2                                                   $ 2,788        $ 3,693        $ 3,736
Surveillance Aircraft                                   1,807          1,664          1,438
Boeing Jetliners                                        1,562          1,480          1,312
Airborne Radar                                          1,253          1,079
Marine                                                    392            405
F/A-18                                                    746            675            631
ECM                                                       657            684            747
Space                                                      89             99
Airspace Management                                       497            406
C-17                                                      239            411            277
Information Technology and Services                       447            511            439
All other                                               1,385          1,560          1,599
--------------------------------------------------------------------------------------------
                                                      $11,862        $12,667        $10,179
============================================================================================

     Total U.S. Government orders, including those made on behalf of foreign governments (FMS), comprised 72 percent of the backlog at the end of 1997 compared with 76 percent at the end of 1996 and 77 percent at the end of 1995. Total foreign customer orders, including FMS, accounted for 17 percent of the backlog at the end of 1997 compared with 17 percent in 1996 and 13 percent in 1995. Domestic commercial business in backlog at the end of 1997 was 17 percent and at the end of both 1996 and 1995 was 16 percent.


MEASURES OF PERFORMANCE

The company's operating profit for 1997 was a record high. Company-wide efforts to reduce costs, install tighter business controls, improve cash management, dispose of excess assets and more effectively utilize productive assets are all goals aimed at contributing to the future success of Northrop Grumman. This financial report demonstrates the degree to which the accomplishment of these goals is being achieved.

     Operating profit in the aircraft segment increased to its highest level ever in 1997 principally as a result of increased pension income, a $55 million cumulative margin rate adjustment on the B-2 production contract, and higher levels of Boeing jetliner sales. The improvements were partially offset by lower F/A-18 operating margin on reduced sales. Aircraft segment operating profit in 1996 benefited from increased operating margin on the C-17 military transport and Boeing jetliners and the favorable settlement of a claim involving productivity

NORTHROP GRUMMAN CORPORATION

improvements on the F/A-18. These items offset the reduced operating margin on the B-2 program due to lower sales volume, a $25 million charge related to the company's work for Fokker Aircraft N.V., which declared bankruptcy in March 1996, and $22 million in charges related to plant closures. The amount and rate of operating margin recognized on the 747 increased in 1996 due to increased deliveries and higher operating margin on the deliveries of the last phase of a 300-shipset production contract. Aircraft segment operating profit in 1995 includes $31 million in expenditures for company-sponsored research and development for commercial aerostructures.

     Following the award of the last increment of production funding for the B-2, the company began recording future operating margin increases on all production aircraft as these units are delivered and accepted by the customer. At the time each unit is delivered, an assessment is made of the status of the production contract so as to estimate the amount of any probable additional margin available beyond that previously recognized. That unit's proportionate share of any such unrecognized remaining balance is then recorded. In this fashion it is believed that margin improvements will be recognized on a more demonstrable basis. All 15 production units have been initially delivered. Twelve units remain to be retrofitted with final deliveries scheduled for the year 2000.

     Electronics segment operating profit in 1997 was reduced by cumulative margin rate adjustments of $53 million on the E-8 Joint STARS and $33 million on the DIRCM program. Both charges resulted from an increase in the cost estimate to complete the company's work on these two programs. Partially offsetting these downward adjustments was the settlement of a claim involving work performed in the 1980's on the MX missile Interface Test Adapter (ITA), which resulted in an $8 million increase in operating margin and $12 million in interest income.

     Operating profit in the electronics segment in 1996 benefited from the addition of ESG, which more than offset the reductions in the company's other electronics programs. The reductions were primarily due to reduced volume and a $29 million charge recorded as a result of the write-down of a claim related to avionics work performed by the former Grumman Corporation prior to its acquisition by Northrop in 1994.

NORTHROP GRUMMAN CORPORATION

     Information technology and services segment operating profit improved in 1997 as a result of the return to profitability of the company's data systems activities and increased margin rates on higher sales at Logicon. The decrease in 1996 operating profit in the information technology and services segment resulted from increased costs in the data systems activities, partially offset by an increase in operating margin due to the acquisition of Geodynamics.

     Operating margin in 1997 included $133 million of pension income compared with $39 million in 1996 and $23 million in 1995. Also impacting operating margin is the cost of providing retiree health care and life insurance benefits-$89 million in 1997, $91 million in 1996 and $87 million in 1995.

     In 1996, the company recorded a $90 million pretax charge related to the closure of four plants. The charge included $30 million for costs related to the reduction of personnel and other closure activities, which lowered operating profit in the aircraft and electronics industry segments by $22 million and $8 million, respectively, and $60 million for the write-down of facilities included in Other Deductions in the Consolidated Statements of Income. These charges were a result of the company's continuing efforts to reduce operating costs and dispose of assets that have become excess due to changes in the company's business strategy.

     Interest expense decreased $13 million in 1997, following an increase of $133 million in 1996. The increase in 1996 came primarily from the issuance of debt to finance the ESG acquisition. Total debt at December 31, 1997, stood at $2.8 billion compared to $3.4 billion at the end of 1996 and $1.4 billion at the end of 1995.

     The company's effective federal income tax rate was 37.5 percent in 1997,
38.9 percent in 1996 and  38.2 percent in 1995.


MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The trend and relationship of sales volume with net accounts receivable and inventoried costs is a useful measure in assessing the company's liquidity. In 1997, the company's yearend net investment in these balances represented 30 percent of sales, approximately the same as in 1996 and 1995.

     Cash flows from operations have averaged $750 million annually over the last three years. The $730 million of cash flow from operations in 1997 was a decrease of $13 million from 1996 which was a decrease of $34 million over 1995. These cash flows have been sufficient to service debt, finance capital expansion projects and continue paying dividends to shareholders.

NORTHROP GRUMMAN CORPORATION

     The following table is a condensed summary of the detailed cash flow information contained in the Consolidated Statements of Cash Flows.


Year ended December 31                                         1997       1996       1995
------------------------------------------------------------------------------------------
Cash came from
  Customers                                                     94%        66%        96%
  Lenders                                                        4         29          2
  Shareholders                                                              4
  Buyers of assets/other                                         2          1          2
------------------------------------------------------------------------------------------
                                                               100%       100%       100%
==========================================================================================

Cash went to
  Employees and suppliers of services and materials             83%        58%        84%
  Sellers of assets                                              2         24          2
  Lenders                                                       10         13         10
  Suppliers of facilities/other                                  4          4          3
  Shareholders                                                   1          1          1
------------------------------------------------------------------------------------------
                                                               100%       100%       100%
==========================================================================================

     The cash received from lenders in 1996 resulted from borrowing for the acquisition of ESG. The cash received from shareholders in 1996 was from a public stock offering in which the company issued approximately 8 million shares of common stock at $63.25 per share. The net proceeds of $493 million were used to pay down outstanding debt under the company's Credit Agreement.

     During the first quarter of 1996, the company sold to institutional investors $400 million of 7 percent notes due in 2006, $300 million of 7 3/4 percent debentures due in 2016 and $300 million of 7 7/8 percent debentures due in 2026. The proceeds from these issuances were used to finance a portion of the purchase price of ESG. The debt indenture contains restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.

     To finance the balance of the purchase price of ESG, in 1996, the company amended its Credit Agreement with a group of domestic and foreign banks to provide for three credit facilities: $1.8 billion available on a revolving credit basis through March 2002; a variable interest rate $500 million two-year term loan due March 1, 1998, which was repaid in July 1996; and a variable interest rate $1.5 billion six-year term loan due in 24 quarterly installments of $62.5 million plus interest beginning June 1996. Effective November 1, 1996, the Credit

NORTHROP GRUMMAN CORPORATION

Agreement was further amended to reduce the $1.5 billion term loan to $1.05 billion payable in 21 quarterly installments of $50 million plus interest beginning March 1, 1997. Cash flow from operations in 1997 was sufficient to allow the company to make the $200 million required term loan payment as well as to reduce borrowings under the revolving credit facility by $250 million.

     To provide for long-term liquidity the company believes it can obtain additional capital from such sources as: the public or private capital markets; the further sale of assets; sale and leaseback of operating assets; and leasing rather than purchasing new assets.

     The cost reduction and cash improvement programs underway throughout the company have produced favorable results, with the expectation that further efforts will result in minimizing the need to incur additional borrowings during 1998. Cash generated from operations is expected to be sufficient in 1998 to service debt, finance capital expansion projects and continue paying dividends to the shareholders.

     Capital expenditure commitments at December 31, 1997 were approximately $170 million including $3 million for environmental control and compliance purposes.

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


MARKET RISK

The company has fixed-rate long-term debt obligations, most of which are not callable until maturity. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At December 31, 1997, no interest rate swap agreements were in effect.

     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

NORTHROP GRUMMAN CORPORATION


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information. This standard changes and expands operating segment disclosure requirements for interim and annual periods. The Statement is effective for fiscal years beginning after December 15, 1997; however, application is not required for interim periods of 1998. The adoption of this standard will have no effect on the company's results of operations, financial position or cash flows. Management has not yet determined the extent to which adoption of this standard will effect operating segment disclosures.


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

NORTHROP GRUMMAN CORPORATION

Selected Financial Data

Year ended December 31, $ in millions,
 except per share                               1997        1996        1995        1994        1993
------------------------------------------------------------------------------------------------------
Net sales to
 United States Government                     $ 7,210     $ 7,224     $ 6,148     $ 5,980     $ 4,800
 The Boeing Company                               858         569         569         483         531
 Other customers                                1,085         814         555         562          54
 Total net sales                                9,153       8,607       7,272       7,025       5,385

Net income                                        407         264         277          53         116
Basic earnings per share                         6.10        4.22        4.79         .92        2.04
Diluted earnings per share                       5.98        4.15        4.71         .91        2.01
Cash dividends per share                         1.60        1.60        1.60        1.60        1.60

Net working capital                               221         106         435         533         567
Current ratio                               1.08 to 1   1.04 to 1   1.25 to 1   1.27 to 1   1.51 to 1
Total assets                                  $ 9,667     $ 9,645     $ 5,642     $ 6,192     $ 3,063

Long-term debt                                  2,500       2,950       1,163       1,633         160
Total long-term obligations                     4,339       4,694       2,281       2,793         538
Long-term debt as a percentage of
 shareholders' equity                            95.3%      129.3%       73.3%      116.8%       11.3%

Operating margin as a percentage of
 Net sales                                        9.6         8.2         7.9         3.2         4.1
 Average operating assets                        10.7        10.3        10.8         5.5         8.8

Net income as a percentage of
 Net sales                                        4.5         3.1         3.8          .8         2.2
 Average assets                                   4.2         3.5         4.7         1.1         3.7
 Average shareholders' equity                    16.6        13.6        18.5         3.8         8.4

Research and development expenses
 Contract                                     $ 1,670     $ 1,632     $ 1,179     $ 1,480     $ 1,606
 Noncontract                                      256         255         164         121          97

Payroll and employee benefits                   3,504       3,378       2,883       2,827       2,058
Number of employees at year-end                52,000      51,600      42,300      46,900      32,830
Number of shareholders at year-end             10,683      17,136      17,834      18,241      13,118

Depreciation                                  $   232     $   210     $   231     $   231     $   217
Amortization of
 Goodwill                                          94          83          38          28
 Other purchased intangibles                       92          82          21          15
Maintenance and repairs                           107          93          80         105          87
Rent expense                                      108         110         106          99          64

Floor area (millions of square feet)
 Owned                                           20.5        22.5        20.1        21.3        12.9
 Commercially leased                             10.0         9.9         8.2         8.5         3.9
 Leased from United States Government             8.8         9.0        10.2         9.4         2.1
------------------------------------------------------------------------------------------------------

NORTHROP GRUMMAN CORPORATION

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31, $ in millions                                                 1997           1996
------------------------------------------------------------------------------------------------
Assets:
Current assets
     Cash and cash equivalents                                           $    63        $   123
     Accounts receivable                                                   1,441          1,453
     Inventoried costs                                                     1,283          1,053
     Deferred income taxes                                                    82             78
     Prepaid expenses                                                         67             68
------------------------------------------------------------------------------------------------
     Total current assets                                                  2,936          2,775
------------------------------------------------------------------------------------------------

Property, plant and equipment at cost
     Land and land improvements                                              201            207
     Buildings                                                               769            806
     Machinery and other equipment                                         2,063          2,114
     Leasehold improvements                                                   76             68
------------------------------------------------------------------------------------------------
                                                                           3,109          3,195
     Accumulated depreciation                                             (1,763)        (1,783)
------------------------------------------------------------------------------------------------
                                                                           1,346          1,412
------------------------------------------------------------------------------------------------

Other assets
     Goodwill, net of accumulated amortization of $244 in 1997             3,421          3,470
       and $150 in 1996
     Other purchased intangibles, net of accumulated
       amortization of $208 in 1997 and $116 in 1996                         896            988
     Prepaid pension cost, intangible
       pension asset and benefit trust fund                                  452            229
     Deferred income taxes                                                   485            520
     Investments in and advances to
       affiliates and sundry assets                                          141            251
------------------------------------------------------------------------------------------------
                                                                           5,395          5,458
------------------------------------------------------------------------------------------------
                                                                         $ 9,677        $ 9,645
================================================================================================

NORTHROP GRUMMAN CORPORATION

December 31, $ in millions                                       1997         1996
------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Current liabilities
   Notes payable to banks                                      $   91        $  228
   Current portion of long-term debt                              200           200
   Trade accounts payable                                         463           477
   Accrued employees' compensation                                366           357
   Advances on contracts                                          410           230
   Income taxes payable                                            16            25
   Deferred income taxes                                          717           621
   Other current liabilities                                      452           531
------------------------------------------------------------------------------------
   Total current liabilities                                    2,715         2,669
------------------------------------------------------------------------------------

Long-term debt                                                  2,500         2,950
Accrued retiree benefits                                        1,716         1,624
Other long-term liabilities                                        48            59
Deferred income taxes                                              75            61

Shareholders' equity
   Paid-in capital
     Preferred stock, 10,000,000 shares authorized;
               none issued
     Common stock, 200,000,000 shares authorized;
               issued and outstanding
               1997 - 67,278,876
               1996 - 66,527,262                                  838           784
   Retained earnings                                            1,807         1,502
   Unfunded pension losses, net of taxes                          (22)           (4)
------------------------------------------------------------------------------------
                                                                2,623         2,282
------------------------------------------------------------------------------------
                                                               $9,677        $9,645
====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME


Year ended December 31, $ in millions, except per share          1997           1996           1995
-----------------------------------------------------------------------------------------------------
Net sales                                                       $9,153         $8,607         $7,272
Cost of sales
    Operating costs                                              7,040          6,658          5,697
    Administrative and general expenses                          1,233          1,246          1,003
-----------------------------------------------------------------------------------------------------
Operating margin                                                   880            703            572
Other income(deductions)
    Interest income                                                 17             12              4
    Other, net                                                      11            (13)             9
    Interest expense                                              (257)          (270)          (137)
-----------------------------------------------------------------------------------------------------
Income before income taxes                                         651            432            448
Federal and foreign income taxes                                   244            168            171
-----------------------------------------------------------------------------------------------------
Net income                                                      $  407         $  264         $  277
=====================================================================================================

Weighted average common shares
    outstanding, in millions                                      66.7           62.6           57.8
=====================================================================================================

Basic earnings per share                                        $ 6.10         $ 4.22         $ 4.79
Diluted earnings per share                                        5.98           4.15           4.71
=====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY

Year ended December 31, $ in millions, except per share                         1997       1996       1995
-----------------------------------------------------------------------------------------------------------
Paid-in Capital
     At beginning of year                                                     $  784     $  273     $  261
     Stock issuance                                                                         493
     Employee stock awards and options
       exercised, net of forfeitures                                              60         23         12
     Treasury stock transactions                                                  (6)        (5)
-----------------------------------------------------------------------------------------------------------
     At end of year                                                              838        784        273
-----------------------------------------------------------------------------------------------------------

Retained Earnings
     At beginning of year                                                      1,502      1,325      1,130
     Net income                                                                  407        264        277
     Cash dividends                                                             (102)       (87)       (82)
-----------------------------------------------------------------------------------------------------------
     At end of year                                                            1,807      1,502      1,325
-----------------------------------------------------------------------------------------------------------

Unfunded Pension Losses, Net of Taxes
     At beginning of year                                                         (4)       (12)
     Change in excess of additional minimum
       liability over unrecognized prior service costs                           (18)         8        (12)
-----------------------------------------------------------------------------------------------------------
     At end of year                                                              (22)        (4)       (12)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                    $2,623     $2,282     $1,586
===========================================================================================================

Book value per share                                                          $38.99     $34.30     $27.34
===========================================================================================================
Cash dividends per share                                                      $ 1.60     $ 1.60     $ 1.60
===========================================================================================================


  The accompanying notes are an integral part of these financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, $ in millions                                          1997            1996            1995
---------------------------------------------------------------------------------------------------------------------
Operating Activities
     Sources of Cash
        Cash received from customers
          Progress payments                                                 $ 2,264         $ 2,226          $ 2,289
          Other collections                                                   7,050           6,372            4,818
        Interest received                                                        17              13                3
        Income tax refunds received                                              13              12               48
        Other cash receipts                                                       7               8                7
---------------------------------------------------------------------------------------------------------------------
        Cash provided by operating activities                                 9,351           8,631            7,165
---------------------------------------------------------------------------------------------------------------------
     Uses of Cash
        Cash paid to suppliers and employees                                  8,280           7,528            6,168
        Interest paid                                                           251             219              144
        Income taxes paid                                                        64             141               73
        Other cash payments                                                      26                                3
---------------------------------------------------------------------------------------------------------------------
        Cash used in operating activities                                     8,621           7,888            6,388
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                  730             743              777
---------------------------------------------------------------------------------------------------------------------
Investing Activities
     Payment for businesses purchased, net of cash acquired                                  (2,886)             (23)
     Additions to property, plant and equipment                                (238)           (198)            (140)
     Proceeds from sale of property, plant and equipment                        106              58               34
     Proceeds from sale of affiliates/operations                                 19              45                5
     Proceeds from sale of marketable securities, net of purchases                                9                1
     Funding of retiree benefit trust                                                           (25)
     Other investing activities                                                                   4              (21)
---------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                     (113)         (2,993)            (144)
---------------------------------------------------------------------------------------------------------------------
Financing Activities
     Borrowings under lines of credit                                           422           2,734              153
     Repayment of borrowings under lines of credit                             (808)           (635)            (259)
     Proceeds from issuance of long-term debt                                                 1,000
     Principal payments of long-term debt/capital leases                       (200)         (1,090)            (446)
     Proceeds from issuance of stock                                             17             502                8
     Dividends paid                                                            (102)            (87)             (82)
     Other financing activities                                                  (6)           (107)
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                       (677)          2,317             (626)
---------------------------------------------------------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents                                 (60)             67                7
Cash and cash equivalents balance at beginning of year                          123              56               49
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents balance at end of year                            $    63         $   123          $    56
=====================================================================================================================

NORTHROP GRUMMAN CORPORATION

Year ended December 31, $ in millions                                         1997         1996         1995
-------------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net income                                                                 $   407      $   264      $   277
Adjustments to reconcile net income to net cash provided
      Depreciation                                                             232          210          231
      Amortization of intangible assets                                        186          165           59
      Common stock issued to employees                                          23           10
      Loss(gain) on disposals of property, plant and equipment                  (6)          32           34
      Retiree benefits (income)cost                                            (44)          52           64
      Decrease(increase) in
              Accounts receivable                                              (81)        (111)         186
              Inventoried costs                                               (147)           7          426
              Prepaid expenses                                                   2           13          (14)
              Refundable income taxes                                                                     84
      Increase(decrease) in
              Progress payments                                                 66           84         (282)
              Accounts payable and accruals                                     91           36         (102)
              Provisions for contract losses                                   (30)           2         (143)
              Provisions for disposal of real estate and other assets           16           50           (8)
              Deferred income taxes                                            188          126           86
              Income taxes payable                                              (9)         (33)           1
              Retiree benefits                                                (180)        (170)        (114)
      Other noncash transactions                                                16            6           (8)
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  $   730      $   743      $   777
=============================================================================================================

Noncash Investing and Financing Activities:
Purchase of businesses
      Fair value of assets acquired                                                     $ 4,003      $    35
      Cash paid                                                                          (2,888)         (31)
-------------------------------------------------------------------------------------------------------------
      Liabilities assumed                                                               $ 1,115      $     4
=============================================================================================================


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


NATURE OF OPERATIONS

Northrop Grumman is a major producer of military and commercial aircraft subassemblies and defense electronics and is the prime contractor on the U.S. Air Force B-2 Stealth Bomber. The company operates in the aircraft, electronics and information technology and services industry segments within the broadly defined aerospace industry. The majority of the company's products and services are ultimately sold to the U.S. Government and the company is therefore affected by, among other things, the federal budget process.

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

NORTHROP GRUMMAN CORPORATION

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

NORTHROP GRUMMAN CORPORATION


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

NORTHROP GRUMMAN CORPORATION


EARNINGS PER SHARE

Effective December 31, 1997, the company adopted Statement of Financial Accounting Standards No. 128 - Earnings per Share. This standard establishes new standards for computing and disclosing earnings per share. Dual presentation of "basic" and "diluted" earning per share for all periods presented is required. Accordingly, earnings per share amounts have been restated to conform with the provisions of the new standard.

   Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans.

   Basic and diluted earnings per share are calculated as follows:

                                                                               Earnings
                                                     Net Income     Shares     per share
                                                     ----------    --------    ---------
                                                     (millions)   (millions)
1997
    Basic EPS                                           $407        66.72        $6.10
                                                        ====                     =====
    Dilutive effect of stock options and awards                      1.32
                                                                    -----
    Diluted EPS                                         $407        68.04        $5.98
                                                        ====        =====        =====

1996
    Basic EPS                                           $264        62.60        $4.22
                                                        ====                     =====
    Dilutive effect of stock options and awards                      1.09
                                                                    -----
    Diluted EPS                                         $264        63.69        $4.15
                                                        ====        =====        =====

1995
    Basic EPS                                           $277        57.77        $4.79
                                                        ====                     =====
    Dilutive effect of stock options and awards                      0.89
                                                                    -----
    Diluted EPS                                         $277        58.66        $4.71
                                                        ====        =====        =====


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include interest-earning debt instruments that mature in three months or less from the date purchased.

NORTHROP GRUMMAN CORPORATION


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

                                                                               Years
-------------------------------------------------------------------------------------
Land improvements                                                               5-20
Buildings                                                                       5-45
Machinery and other equipment                                                   1-18
Leasehold improvements                                               Length of lease
-------------------------------------------------------------------------------------

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

NORTHROP GRUMMAN CORPORATION


BUSINESS COMBINATIONS

Effective August 1, 1997, the company consummated the merger of its wholly owned acquisition subsidiary with and into Logicon, Inc., a leading defense information technology and services company. Each share of Logicon's common stock was converted to .6161 of a share of the company's common stock. Approximately 8.6 million shares of the company's common stock were issued for Logicon's common stock. The merger is accounted for as a pooling of interests.


ACQUISITIONS

On March 28, 1996, Logicon acquired Geodynamics Corporation (Geodynamics) for a cash purchase price of $32 million. Geodynamics specializes in remote sensing, geographic information systems, modeling and simulation, software development, and systems engineering and integration for the Department of Defense and other government agencies. The operations of Geodynamics since the acquisition date are included in the information technology and services segment.

     On March 1, 1996 the company purchased substantially all of the defense and electronics systems business (ESG) of Westinghouse Electric Corporation at a cost of $2.9 billion and financed the transaction with new borrowings. The operations of ESG have been consolidated with Northrop Grumman effective March 1, 1996 and are included in the electronics industry segment.

     On February 16, 1995, Logicon acquired Syscon Corporation (Syscon), which operated as an indirectly wholly owned subsidiary of Harnischfeger Industries, Inc., for a cash purchase price of $45 million. Syscon is engaged principally in the business of providing systems development, systems integration and systems services to the U.S. government and commercial enterprises. The operations of Syscon since the acquisition date are included in the information technology and services segment.

     The purchase method of accounting was used to record all three acquisitions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the remaining balance to goodwill.

     The following unaudited pro forma financial information combines Northrop Grumman's, ESG's, Geodynamics' and Syscon's results of operations, as if the acquisitions had taken place on January 1, 1995, and is not necessarily indicative of future operating results of Northrop Grumman.

Year ended December 31, $ in millions except per share                    1996      1995
------------------------------------------------------------------------------------------
Sales                                                                    $8,907    $9,777
Net income                                                                  244       160
Basic earnings per share                                                   3.90      2.77
Diluted earnings per share                                                 3.82      2.73
------------------------------------------------------------------------------------------

NORTHROP GRUMMAN CORPORATION


MERGER AGREEMENT

On July 3, 1997, the company announced that it had entered into a definitive agreement with Lockheed Martin Corporation to combine the companies. Under the terms of the agreement, 1.1923 shares of Lockheed Martin common stock would be exchanged for each share of Northrop Grumman common stock. On February 26, 1998, shareholders of Northrop Grumman approved the merger. Subsequently, the Department of Justice filed suit to block the combination. The outcome cannot be predicted at this time.

     The Company will record a charge of $180 million in the first quarter of
1998 for costs related to the proposed combination.   The charge will cover
vesting of restricted stock which became issuable following shareholder approval of the merger and other costs associated with the pending combination, such as investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information.



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

     Accounts receivable at December 31, 1997, are expected to be collected in 1998 except for approximately $127 million due in 1999 and $38 million due in 2000 and later. These amounts principally relate to long-term contracts with the U.S. Government.

     Allowances for doubtful amounts represent mainly estimates of overhead type costs which may not be successfully negotiated and collected.

NORTHROP GRUMMAN CORPORATION

   Accounts receivable were comprised of the following:

$ in millions                                                          1997            1996
---------------------------------------------------------------------------------------------
Due from U.S. Government, long-term contracts
   Current accounts
       Billed                                                       $   408          $   460
       Unbilled                                                       3,481            3,493
       Progress payments received                                    (2,772)          (2,721)
---------------------------------------------------------------------------------------------
                                                                      1,117            1,232
---------------------------------------------------------------------------------------------
Due from other customers, long-term contracts
   Current accounts
       Billed                                                            87               78
       Unbilled                                                         133               47
---------------------------------------------------------------------------------------------
                                                                        220              125
---------------------------------------------------------------------------------------------
   Total due, long-term contracts                                     1,337            1,357
---------------------------------------------------------------------------------------------

Trade and other accounts receivable
   Due from U.S. Government                                              87               75
   Due from other customers                                              72               76
---------------------------------------------------------------------------------------------
   Total due, trade and other                                           159              151
---------------------------------------------------------------------------------------------
                                                                      1,496            1,508
Allowances for doubtful amounts                                         (55)             (55)
---------------------------------------------------------------------------------------------
                                                                    $ 1,441          $ 1,453
=============================================================================================

NORTHROP GRUMMAN CORPORATION


INVENTORIED COSTS

Inventoried costs were comprised of the following:

$ in millions                                                          1997         1996
------------------------------------------------------------------------------------------
Production costs of contracts in process                              $1,396       $1,169
Excess of production cost of delivered items
    over the estimated average unit cost                                 141          105
Administrative and general expenses                                      222          199
------------------------------------------------------------------------------------------
                                                                       1,759        1,473
Progress payments received                                              (495)        (533)
------------------------------------------------------------------------------------------
                                                                       1,264          940
Product inventories - at the lower of
    average cost or market                                                19          113
------------------------------------------------------------------------------------------
                                                                      $1,283       $1,053
==========================================================================================

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

NORTHROP GRUMMAN CORPORATION


INCOME TAXES

Income tax expense, both federal and foreign (which arises primarily from work performed abroad by domestic operations), was comprised of the following:

$ in millions                                                    1997      1996      1995
------------------------------------------------------------------------------------------
Currently payable
    Federal income taxes                                         $ 26      $ 60      $ 89
    Foreign income taxes                                            3         2         1
------------------------------------------------------------------------------------------
                                                                   29        62        90
Change in deferred federal income taxes                           215       106        81
------------------------------------------------------------------------------------------
                                                                 $244      $168      $171
==========================================================================================

     Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income before income taxes due to the following:

$ in millions                                                    1997      1996      1995
------------------------------------------------------------------------------------------
Income tax expense at statutory rate                             $228      $151      $157
Goodwill amortization                                              17        16        13
Provision for nondeductible expenses                                2         4         4
Benefit from ESOP dividends                                        (3)       (3)       (3)
------------------------------------------------------------------------------------------
                                                                 $244      $168      $171
==========================================================================================

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

NORTHROP GRUMMAN CORPORATION

     The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal and state tax balances, as categorized in the Consolidated Statements of Financial Position, were as follows:

$ in millions                                                                     1997         1996
-----------------------------------------------------------------------------------------------------
Deferred tax assets
    Deductible temporary differences
         Retiree benefit plan expense                                            $  558       $  602
         Provision for estimated expenses                                            60           79
         Income on contracts                                                         41           49
         Other                                                                       37           41
-----------------------------------------------------------------------------------------------------
                                                                                    696          771
-----------------------------------------------------------------------------------------------------
    Taxable temporary differences
         Purchased intangibles                                                     (152)        (110)
         Excess tax over book depreciation                                          (53)         (64)
-----------------------------------------------------------------------------------------------------
                                                                                   (205)        (174)
-----------------------------------------------------------------------------------------------------
                                                                                 $  491       $  597
=====================================================================================================
Deferred tax liabilities
    Taxable temporary differences
         Income on contracts                                                     $  771       $  873
         Administrative and general expenses
           period costed for tax purposes                                             8            1
         Retiree benefit plan income                                                 28            1
         Excess tax over book depreciation                                           14            9
         Other                                                                       22           14
-----------------------------------------------------------------------------------------------------
                                                                                    843          898
-----------------------------------------------------------------------------------------------------
    Deductible temporary differences
         Provision for estimated expenses                                            (3)         (86)
         Retiree benefit plan expense                                               (12)          (1)
-----------------------------------------------------------------------------------------------------
                                                                                    (15)         (87)
-----------------------------------------------------------------------------------------------------
    Tax carryforwards
         Tax credits                                                                (22)         (39)
         Alternative minimum tax credit                                             (90)         (90)
-----------------------------------------------------------------------------------------------------
                                                                                   (112)        (129)
-----------------------------------------------------------------------------------------------------
                                                                                 $  716       $  682
=====================================================================================================
Net deferred tax liability
    Total deferred tax liabilities (taxable
      temporary differences above)                                               $1,048       $1,072
    Less total deferred tax assets (deductible
      temporary differences and tax carryforwards above)                            823          987
-----------------------------------------------------------------------------------------------------
                                                                                 $  225       $   85
=====================================================================================================

NORTHROP GRUMMAN CORPORATION

     The tax carryforward benefits are expected to be used in the periods in which net deferred tax liabilities mature. These tax credit carryforwards are in various amounts and expire over the years 1998 through 2007. The alternative minimum tax credit can be carried forward indefinitely.


NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

The company has available short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities. At December 31, 1997, $87 million was outstanding at a weighted average interest rate of 6.51 percent. At December 31, 1996, $226 million was outstanding at a weighted average interest rate of 6.44 percent.

     Additionally, the company has a credit agreement with a group of domestic and foreign banks to provide for three credit facilities: $1.8 billion available on a revolving credit basis through March 2002; a variable interest rate $500 million two-year term loan due March 1, 1998, that was repaid in July 1996; and a variable interest rate $1.5 billion six-year term loan due in 24 quarterly installments of $62.5 million plus interest beginning June 1996. Effective November 1, 1996, the Credit Agreement was further amended to reduce the $1.5 billion term loan to $1.05 billion payable in 21 quarterly installments of $50 million plus interest beginning March 1, 1997. The company pays, at least quarterly, interest on the outstanding debt under the Credit Agreement at rates that vary based in part on the company's credit rating and leverage ratio. At December 31, 1997, $850 million under the term loan was outstanding at a weighted average interest rate of 6.24 percent. At December 31, 1996, $1.05 billion was outstanding at a weighted average interest rate of 5.97 percent. Principal payments permanently reduce the amount available under this agreement as well as the debt outstanding.

     At December 31, 1997, $250 million at a weighted average interest rate of
6.17 percent was outstanding under the company's revolving credit facility. At December 31, 1996, $500 million at a weighted average interest rate of 5.79 percent was outstanding. Under these agreements, in the event of a "change in control," the banks are relieved of their commitments. Compensating balances are not required under these agreements.

     The company's credit agreements contain restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and interest coverage. At December 31, 1997, $572 million of retained earnings were unrestricted as to the payment of dividends. Total indebtedness for all types of borrowed money is limited under the company's credit agreement covenants. At December 31, 1997, indebtedness was limited to $6.6 billion.

NORTHROP GRUMMAN CORPORATION

    Long-term debt consisted of the following:

$ in millions                                                                      1997        1996
-----------------------------------------------------------------------------------------------------
Notes due 2004, 8.625%                                                             $350         $350
Notes due 2006, 7%                                                                  400          400
Debentures due 2016, 7.75%                                                          300          300
Debentures due 2024, 9.375%                                                         250          250
Debentures due 2026, 7.875%                                                         300          300
Revolving credit facility                                                           250          500
Term loans payable to banks due in quarterly
  installments through 2002 at floating rates                                       850        1,050
-----------------------------------------------------------------------------------------------------
                                                                                  2,700        3,150
Less current portion                                                                200          200
-----------------------------------------------------------------------------------------------------
                                                                                 $2,500       $2,950
=====================================================================================================

     During the first quarter of 1996, the company sold to institutional investors $400 million of 7 percent notes due in 2006, $300 million of 7 3/4 percent debentures due in 2016 and $300 million of 7 7/8 percent debentures due in 2026. The proceeds from these issuances were used to finance a portion of the purchase price of ESG. The debt indenture contains restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.

     The principal amount of long-term debt outstanding at December 31, 1997, due in each of the years 1998 through 2001 is $200 million with $50 million due in 2002 and $1,850 million due thereafter.

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

   The fair value of the long-term debt at the respective yearends was calculated based on interest rates available for debt with terms and due dates similar to the company's existing debt arrangements.


     The company has limited involvement with derivative financial instruments and does not use them for trading purposes. To mitigate the variable rate characteristic of its term loans, the company has from time to time entered into interest rate swap agreements. At December 31, 1997, no interest rate swap
agreements were in effect.   At December 31, 1996, interest rate swap agreements
resulted in a fixed interest rate of 6.23 percent on a notional amount of $425 million. Unrealized gains (losses) on interest rate swap agreements are calculated based upon the amounts at which they could have been settled at then current interest rates. The market loss on interest rate swaps was $1 million at December 31, 1996.

     Carrying amounts and the related estimated fair values of the company's financial instruments at December 31 of each year are as follows:


$ in millions                                                            1997          1996
---------------------------------------------------------------------------------------------
Long-term debt
     Carrying amount                                                    $2,700        $3,150
     Fair value                                                          2,856         3,221

Interest rate swap agreements
     Notional amount                                                                     425
     Losses                                                                               (1)
=============================================================================================

NORTHROP GRUMMAN CORPORATION


RETIREMENT BENEFITS

The company sponsors several defined-benefit pension plans covering substantially all employees. Pension benefits for most employees are based on the employee's years of service and compensation during the last ten years before retirement. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the company. Five of the company's fifteen qualified plans which cover more than 65 percent of all employees, were in a legally defined full-funding limitation status at December 31, 1997.

     The company and subsidiaries also sponsor defined-contribution plans in which most employees are eligible to participate. Company contributions, up to 4 percent of compensation, are based on a matching of employee contributions.

     In addition, the company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees achieve eligibility to participate in these contributory plans upon retirement from active service and if they meet specified age and years of service requirements. Election to participate must be made at the date of retirement. Qualifying dependents are also eligible for medical coverage. Approximately 70 percent of the company's current retirees participate in the medical plans. The cost and funded status for the medical and life benefits are combined in the tables that follow because (1) life benefits constitute an insignificant amount of the combined cost, and (2) for those plans with assets, the assets in trust for each plan can be used to pay benefits under either plan. Plan documents reserve the company's right to amend or terminate the plans at any time. Premiums charged retirees for medical coverage are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, copayments, coinsurance percentages, out-of-pocket limits, schedule of reasonable fees, managed care providers, maintenance of benefits with other plans, Medicare carve-out and a maximum lifetime benefit of from $250,000 to $1,000,000 per covered individual. It is the policy of the company to fund the maximum amount deductible for income taxes into the VEBA trust established for the Northrop Retiree Health Care Plan for Retired Employees for payment of benefits.

NORTHROP GRUMMAN CORPORATION

     The cost to the company of these plans in each of the last three years is shown in the following table.

$ in millions                                                    1997       1996       1995
---------------------------------------------------------------------------------------------
Defined benefit pension plans
    Actual return on assets                                    $(1,804)   $(1,379)   $(1,856)
    Deferral of actual return on assets                            970        618      1,233
---------------------------------------------------------------------------------------------
    Expected return on assets                                     (834)      (761)      (623)
    Service cost                                                   162        174        125
    Interest cost                                                  618        570        520
    Amortization of unrecognized items
        Transition asset, net                                      (42)       (42)       (42)
        Prior service costs                                         34         41         31
        Net gain from previous years                               (71)       (21)       (34)
---------------------------------------------------------------------------------------------
    Net periodic pension income                                $  (133)   $   (39)   $   (23)
=============================================================================================

Defined contribution plans                                     $    84    $    84    $    63
=============================================================================================

Retiree health care and life insurance benefit plans
    Actual return on assets                                    $   (68)   $   (60)   $   (95)
    Deferral of actual return on assets                             42         38         76
---------------------------------------------------------------------------------------------
    Expected return on assets                                      (26)       (22)       (19)
    Service cost                                                    27         27         20
    Interest cost                                                   98         91         89
    Amortization of unrecognized gain from
      previous years                                               (10)        (5)        (3)
---------------------------------------------------------------------------------------------
    Net periodic postretirement benefit cost                   $    89    $    91    $    87
=============================================================================================

     Major assumptions as of each year-end used in the accounting for the defined-benefit plans are shown in the following table. Pension cost is determined using all three factors as of the end of the preceding year, whereas the funded status of the plans, shown later, uses only the first two factors as of the end of each year.

                                                           1997      1996      1995
-------------------------------------------------------------------------------------
Discount rate for obligations                              7.00%     7.50%     7.00%
Rate of increase for compensation                          4.50      4.50      5.00
Expected long-term rate of return on plan assets           9.50      9.00      9.00
-------------------------------------------------------------------------------------

NORTHROP GRUMMAN CORPORATION

     These assumptions also were used in retiree health care and life insurance benefit calculations with one modification. Since, unlike the pension trust, the earnings of the VEBA trust are taxable, the above 9 percent expected rate of return on plan assets was reduced accordingly to 5.25 percent after taxes. A significant factor used in estimating future per capita cost of covered health care benefits for the company and its retirees is the health care cost trend rate assumption. The rate used was 7 percent for 1997 and is assumed to decrease gradually to 6 percent for 2006 and remain at that level thereafter. An additional one-percentage-point of increase each year in that rate would result in a $14 million annual increase in the aggregate of the service and interest cost components of net periodic postretirement benefit cost and a $121 million increase in the accumulated postretirement benefit obligation at December 31, 1997.

     The following tables set forth the funded status and amounts recognized in the Consolidated Statements of Financial Position at each year-end for the company's defined-benefit pension and retiree health care and life insurance benefit plans. The summary showing pension plans whose accumulated benefits are in excess of assets at December 31, 1997, is comprised of seven qualified plans along with twelve unfunded nonqualified plans for benefits provided to directors, officers and employees either beyond those provided by, or payable under, the company's main plans.

     The company revised its estimate of the discount rate for obligations and rate of increase for compensation assumptions in calculating the funded status of the plans at December 31, 1997. The changes resulted in a $498 million increase in the projected benefit obligation for pension plans and a $74 million increase in the accumulated postretirement benefit obligation.

NORTHROP GRUMMAN CORPORATION


$ in millions                                                       1997          1996
-----------------------------------------------------------------------------------------
Pension plans whose assets exceed accumulated benefits
Actuarial present value of benefit obligations
   Vested benefits                                               $ 6,932       $ 6,255
   Nonvested benefits                                                381           328
-----------------------------------------------------------------------------------------
   Accumulated benefit obligations                                 7,313         6,583
   Effect of assumed salary rate increases                           459           391
-----------------------------------------------------------------------------------------
   Projected benefit obligations                                   7,772         6,974
Less market value of plan assets                                  10,246         9,184
-----------------------------------------------------------------------------------------
Excess of assets over projected benefit obligations               (2,474)       (2,210)
Unrecognized items
   Net transition asset                                              205           247
   Prior service costs                                              (217)         (248)
   Net gain                                                        2,120         2,067
-----------------------------------------------------------------------------------------
Accrued retiree benefits pension asset included in
  Consolidated Statements of Financial Position                  $  (366)      $  (144)
=========================================================================================

Pension plans whose accumulated benefits exceed assets
Actuarial present value of benefit obligations
   Vested benefits                                               $ 1,002       $   839
   Nonvested benefits                                                120            51
-----------------------------------------------------------------------------------------
   Accumulated benefit obligations                                 1,122           890
   Effect of assumed salary rate increases                           162           145
-----------------------------------------------------------------------------------------
   Projected benefit obligations                                   1,284         1,035
Less market value of plan assets                                     586           436
-----------------------------------------------------------------------------------------
Excess of projected benefit obligations over assets                  698           599
Unrecognized items
   Net transition obligation                                          (2)           (3)
   Prior service costs                                               (14)          (16)
   Net gain(loss)                                                   (109)          (10)
Additional minimum liability                                          54            22
-----------------------------------------------------------------------------------------
Accrued retiree benefits liability included in
Consolidated Statements of Financial Position                    $   627       $   592
=========================================================================================

NORTHROP GRUMMAN CORPORATION

     Pension plan assets at December 31, 1997, comprised 51 percent domestic equity type investments in listed companies (including 4 percent in Northrop Grumman common stock); 16 percent equity investments listed on international exchanges; 26 percent in fixed income type investments; principally U.S. Government securities; 3 percent in venture capital and real estate investments; and 4 percent in cash. The investment in Northrop Grumman represents
4,125,187 shares, or 6 percent of the company's total shares outstanding.


$ in millions                                                1997          1996
--------------------------------------------------------------------------------
Retiree health care and life insurance benefit plans
Accumulated postretirement benefit obligation (APBO)
   Retirees                                                $  870       $   841
   Fully eligible active employees                            163            81
   Active employees not yet eligible                          410           383
--------------------------------------------------------------------------------
                                                            1,443         1,305
Less market value of plan assets                              538           468
--------------------------------------------------------------------------------
Excess of APBO over assets                                    905           837
Unrecognized items
   Prior service cost                                          (2)           (2)
   Net gain(loss)                                             181           191
--------------------------------------------------------------------------------
Accrued retiree benefits liability included in
   Consolidated Statements of Financial Position           $1,084       $ 1,026
================================================================================


     Retiree health care and life insurance plan assets at December 31, 1997, comprised 72 percent equity type investments in listed companies and 28 percent in cash and equivalents.

NORTHROP GRUMMAN CORPORATION


CONTINGENCIES

The corporation and its subsidiaries have been named as defendants in various legal actions. Based upon available information, it is the company's expectation that those actions are either without merit or will have no material adverse effect on the company's results of operations or financial position.

     In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by other environmental agencies. To assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at December 31, 1997, the reasonable range of future costs for environmental remediation, including those sites acquired in the purchase of ESG, is $51 million to $86 million, of which $61 million has been accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's results of operations, financial position, or cash flows.

     Minimum rental commitments under long-term noncancellable operating leases total $366 million which is payable as follows: 1998 - $82 million, 1999 - $66 million, 2000 - $53 million, 2001 - $41 million, 2002 - $34 million, and 2003 and thereafter - $90 million.


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

NORTHROP GRUMMAN CORPORATION

     The company will be entitled to redeem the rights at $.02 per right at any time prior to the earlier of the date that a person has acquired or obtained the right to acquire 15 percent of the general voting power of the company or the expiration of the rights in October 1998. The rights are not exercisable until after the date on which the company's prerogative to redeem the rights has expired. The rights do not have voting or dividend privilege and cannot be traded independently from the company's common stock until such time as they become exercisable. The rights do not and will not become exercisable because of the pending Lockheed Martin transaction.


STOCK COMPENSATION PLANS

At December 31, 1997, Northrop Grumman had two stock-based compensation plans the 1993 Long-Term Incentive Stock Plan (LTISP) applicable to employees and the 1995 Stock Option Plan for Non-Employee Directors (SOPND), and Logicon had two stock-based compensation plans the 1992 Employee Incentive Stock Option Plan (LEISOP) and the 1991 Stock Option Plan for Non-Employee Directors (LSOPND). Each unexercised option granted under the Logicon stock-based compensation plans was converted to .6161 options for the company's common stock and the option price was adjusted accordingly. Under terms of the merger agreement between the company and Logicon, substantially all of the approximately 300,000 unexercised options (in Northrop Grumman shares) granted under the Logicon plans became vested and exercisable upon consummation of the merger.

     The LTISP permits grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs) and stock awards. Under the LTISP each grant of a stock option is made at the closing market price on the date of grant. Options generally vest in 25 percent increments, two, three, four and five years from the grant date and expire ten years after the grant date. No SARs have been granted under the LTISP. Stock awards, in the form of restricted performance stock rights, are granted to key employees without payment to the company. Recipients of the rights earn shares of stock based on a total-shareholder-return measure of performance over a five-year period with interim distributions three and four years after grant. If at the end of the five-year period the performance objectives have not been met, up to 70 percent of the original grant will be forfeited. Termination of employment can result in forfeiture of some or all of the benefits extended under the plan. At December 31, 1997, 1,245,016 shares remained available for future grants under the LTISP.

     The SOPND permits grants of stock options to nonemployee directors. Each grant of a stock option is made at the closing market price on the date of the grant, is immediately exercisable and expires ten years after the grant date. At December 31, 1997, 274,500 shares were available for future grants under the SOPND.

NORTHROP GRUMMAN CORPORATION

     The LEISOP provided for grants of options to key employees to purchase shares of the company's common stock at prices not less than market value at date of grant. The exercise period is 10 years or less from the date of the grant of the option.

     The LSOPND provided the ability to grant non-employee directors options to purchase common stock of the company. Options were granted according to a formula contained in the LSOPND at prices not less than the fair market value at date of grant and expire five years from the date of grant.

     The company applies Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for awards made under the plans. When stock options are exercised, the amount of the cash proceeds to the company is recorded as an increase to paid-in capital. No compensation expense is recognized in connection with stock options. Compensation expense for restricted performance stock rights is estimated and accrued over the vesting period. The fixed 30 percent minimum distribution portion is recorded at grant value and the variable portion is recorded at market value. Compensation expense recognized for stock awards was $57 million in 1997, $25 million in 1996, and $4 million in 1995.

     Stock option activity for the last three years is summarized below:

                                                                                     Weighted-
                                                                                       Average
                                                                        Shares        Exercise            Shares
                                                                  Under Option          Prices       Exercisable
-------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1995                                       3,128,538       $      27         1,114,703
    Granted                                                            899,757              53
    Cancelled                                                         (418,365)             15
    Exercised                                                         (180,249)             22
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                                     3,429,681              35         1,212,290
    Granted                                                          1,048,640              76
    Cancelled                                                         (190,041)             31
    Exercised                                                         (261,008)             28
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                     4,027,272              47         1,384,026
    Granted                                                             15,000              85
    Cancelled                                                         (100,932)             58
    Exercised                                                         (570,182)             34
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                                     3,371,158              49         1,556,475
===================================================================================================================

     Had compensation expense been determined based on the fair value at the grant dates for stock option awards granted in 1997, 1996 and 1995, consistent with the method of Financial Accounting Standards Board Statement 123 - Accounting for Stock Based Compensation, net income, basic earnings per share, and diluted earnings per share in 1997 would have been lower by $5 million, eight cents and eight cents, respectively. For 1996 net income, basic earnings per share and diluted earnings per share would have been lower by $2 million,

NORTHROP GRUMMAN CORPORATION

three cents, and four cents, respectively. For 1995 net income would have been unchanged, basic earnings per share would have been lower by one cent, and diluted earnings per share would have been unchanged. These amounts were determined using weighted-average per share fair values of options granted in 1997, 1996 and 1995 of $25, $24 and $17, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years and for 1997, 1996, and 1995, respectively, the following additional assumptions: dividend yield -
1.9 percent, 2.1 percent and 2.8 percent; expected volatility - 22 percent, 28 percent and 31 percent; and risk-free interest rate - 6.7 percent,
6.2 percent and 5.8 percent.


     At December 31, 1997, the following stock options were outstanding:
                              Options Outstanding                      Options Exercisable
                ----------------------------------------------      -------------------------
                                        Weighted-    Weighted-                      Weighted-
 Range of             Number              Average      Average           Number       Average
 Exercise        Outstanding            Remaining     Exercise      Exercisable      Exercise
   Prices        at 12/31/97     Contractual Life       Prices      at 12/31/97        Prices
---------       ----------------------------------------------      -------------------------
$16 to 25            694,926            2.8 years   $       19          694,926    $       19
 26 to 40            549,760            5.8 years           33          437,628            32
 41 to 55            569,578            7.1 years           43          269,053            44
 56 to 70            703,144            7.9 years           58          133,218            56
 71 to 86            853,750            9.0 years           81           21,650            84
                  ----------                                        -----------
                   3,371,158                                          1,556,475
                  ==========                                        ===========

     Restricted performance stock rights were granted with weighted-average grant-date fair values per share as follows: 1997 - 7,700 at $80; 1996 - 802,800 at $81; and 1995 - 22,660 at $53.

NORTHROP GRUMMAN CORPORATION

UNAUDITED SELECTED QUARTERLY DATA

Quarterly financial results are set forth in the following tables together with dividend and common stock price data.


1997 Quarters
$ in millions, except per share                       4          3          2        1
------------------------------------------------------------------------------------------
Net sales                                        $  2,510   $  2,297  $  2,228  $  2,118
Operating margin                                      246        205       233       196
Net income                                            117         98       108        84
Basic earnings per share                             1.75       1.46      1.62      1.27
Diluted earnings per share                           1.71       1.44      1.59      1.25
Dividend per share                                    .40        .40       .40       .40
Stock price:
High                                            123 13/16    127 7/8    89 3/4    82 5/8
Low                                               100 7/8     87 1/2    71 7/8    71 3/8
------------------------------------------------------------------------------------------

     Operating margin in the fourth quarter of 1997 includes a $55 million positive cumulative margin rate adjustment on the B-2 production contract and a $27 million mark-to-market charge for restricted performance stock rights. Charges of $20 million and $13 million were recorded in the fourth and first quarters, respectively, related to increases in the cost estimate to complete the company's work on the Directional Infrared Countermeasures (DIRCM) program. In the third quarter, operating margin was reduced by a $53 million cumulative margin rate adjustment on the E-8 Joint STARS program.

1996 Quarters
$ in millions, except per share                       4          3         2         1
------------------------------------------------------------------------------------------
Net sales                                        $  2,413   $  2,172  $  2,291  $  1,731
Operating margin                                      159        176       219       149
Net income                                             24         78        94        68
Basic earnings per share                              .38       1.18      1.58      1.17
Diluted earnings per share                            .38       1.14      1.55      1.15
Dividend per share                                    .40        .40       .40       .40
Stock price:
High                                              84 1/4      80 1/4    69 1/4    67 3/8
Low                                               76 3/8      63 3/4    57 3/4    58 3/8
------------------------------------------------------------------------------------------

NORTHROP GRUMMAN CORPORATION

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

    The corporation's common stock is traded on the New York and Pacific Stock Exchanges (trading symbol NOC). The approximate number of holders of record of the corporation's common stock at January 31, 1998, was 10,736.

NORTHROP GRUMMAN CORPORATION


INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Northrop Grumman Corporation
Los Angeles, California


     We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Los Angeles, California
January 21, 1998

(except for the information described in the note to the consolidated financial statements captioned "Merger Agreement" as to which the date is March 25, 1998)

NORTHROP GRUMMAN CORPORATION


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No information is required in response to this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

          The information as to Executive Compensation will be incorporated herein by reference to the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information as to Security Ownership of Certain Beneficial Owners and Management will be incorporated herein by reference to the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information as to Certain Relationships and Related Transactions will be incorporated herein by reference to the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

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

     2.  Financial Statement Schedule
              Schedule II -  Valuation and Qualifying Accounts

         All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.
         Separate financial statements of the parent company are omitted since it is primarily an operating company and minority equity interests in and/or nonguaranteed long-term debt of subsidiaries held by others than the company are in amounts which together do not exceed 5 percent of the total consolidated assets at December 31, 1997.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on November 14, 1997, regarding the acquisition of Logicon, Inc.

     A report on Form 8-K was filed with the Securities and Exchange Commission on January 21, 1998, regarding the press release on results of operations for the fourth quarter and the year ended December 31, 1997.

NORTHROP GRUMMAN CORPORATION


Exhibits
  2(a) Agreement and Plan of Merger among Northrop Grumman Corporation, NG Acquisition, Inc. and Logicon, Inc., dated as of May 4, 1997 (incorporated by reference to Form 8-K filed August 29, 1997)

  2(b) Agreement and Plan of Merger, dated as of July 2, 1997, as amended and restated as of September 29, 1997, by and among Northrop Grumman Corporation, Lockheed Martin Corporation and Hurricane Sub, Inc. (incorporated by reference to Report on Form 10-Q, filed
        November 7, 1997)

  3(a) Certificate of Incorporation, as amended (incorporated by reference to Form S-3 Registration Statement, filed August 18, 1994)

  3(b) Northrop Grumman Corporation Bylaws, amended and restated as of July 30, 1997

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

  4(e) Form of Northrop Grumman Corporation's 7 3/4% Debentures Due 2016 (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

  4(f) Form of Northrop Grumman Corporation's 7 7/8% Debentures Due 2026 (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

 10(a) Second Amended and Restated Credit Agreement dated as of April 15, 1994, Amended and Restated as of March 1, 1996 among Northrop Grumman Corporation, Bank of American National Trust and Savings Association, as Documentation Agent, Chemical Securities, Inc., as Syndication Agent, The Chase Manhattan Bank (National Association), as Administrative Agent, and the Banks Signatories thereto (incorporated by reference to Form 8-K, filed March 18, 1996), and amended as of November 1, 1996 (incorporated by reference to Form 10-K filed February 25, 1997)

 10(b) Uncommitted Credit Facility dated October 10, 1994, between Northrop Grumman Corporation and Wachovia Bank of Georgia, N.A., which is substantially identical to facilities between Northrop Grumman Corporation and certain banks some of which are parties to the Credit Agreement filed as Exhibit 10(a) hereto (incorporated by reference to Form 10-K filed February 22, 1996)

*10(c) 1973 Incentive Compensation Plan (incorporated by reference to Form 8-B filed June 21, 1985)

*10(d) 1973 Performance Achievement Plan (incorporated by reference to Form 8-B filed June 21, 1985)

NORTHROP GRUMMAN CORPORATION


*10(e) Northrop Supplemental Plan 2 (incorporated by reference to Form 10-K filed February 22, 1996), and amended as of June 19, 1996

*10(f) Northrop Grumman Corporation ERISA Supplemental Plan 1 (incorporated by reference to Form 10-K filed February 28, 1994)

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

*10(k) Executive Long-Term Disability Insurance Policy (incorporated by reference to Form 10-K filed February 22, 1996)

*10(l) Key Executive Medical Plan Benefit Matrix (incorporated by reference to Form 10-K filed February 22, 1996)

*10(m) Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Form 10-K filed February 22, 1996)

*10(n) Group Excess Liability Policy (incorporated by reference to Form 10-K filed February 22, 1996)

*10(o) Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended and restated (incorporated by reference to Northrop Grumman Corporation Proxy Statement filed April 3, 1997) and amended on August 20, 1997

*10(p) Northrop Corporation 1993 Stock Plan for Non-Employee Directors (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993), amended as of September 21, 1994 (incorporated by reference to Form 10-K filed March 21, 1995)

*10(q) Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to 1995 Proxy Statement filed March 30, 1995)

*10(r) Form of Northrop Grumman Corporation Special Agreement (incorporated by reference to Form 10-K filed February 25, 1997), as amended August 1997, December 1997 (with respect to Richard B. Waugh, Jr.) and February 1998

NORTHROP GRUMMAN CORPORATION


*10(s) Executive Deferred Compensation Plan (effective December 29, 1994) (incorporated by reference to Form 10-K filed February 25, 1997)

 10(t) Memorandum of Agreement dated December 16, 1996 (W. C. Solberg Retirement Arrangements) and Release Agreement between Northrop Grumman Corporation and W. C. Solberg (incorporated by reference to Form 10-K filed February 25, 1997)

 10(u)  CPC Supplemental Executive Retirement Program

 23     Independent Auditors' Consent
 24     Power of Attorney
 27     Financial Data Schedule



________________
* Listed as Exhibits pursuant to Item 601(b)(10) of Regulation S-K

NORTHROP GRUMMAN CORPORATION


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 1998.


                                    NORTHROP GRUMMAN CORPORATION

                       By:          Nelson F. Gibbs
                           --------------------------------------
                                    Nelson F. Gibbs
                         Corporate Vice President and Controller
                              (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this 25th day of March 1998, by the following persons and in the capacities indicated.

       Signature                      Title
       ---------                      -----
Kent Kresa*                    Chairman of the Board, President and Chief
                                Executive Officer and Director (Principal
                                Executive Officer)

Jack R. Borsting*              Director
John T. Chain, Jr.*            Director
Jack Edwards*                  Director
Phillip Frost*                 Director
Robert A. Lutz*                Director
Aulana L. Peters*              Director
John E. Robson*                Director
Richard R. Rosenberg*          Director
John Brooks Slaughter*         Director
Richard J. Stegemeier*         Director
Richard B. Waugh, Jr.*         Corporate Vice President and Chief
                                Financial Officer


*By           James C. Johnson
     ----------------------------------
              James C. Johnson,
              Attorney-in-Fact
     pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)



                  COL. A                                          COL. B           COL. C            COL. D           COL. E
                ----------                                      ----------       ----------        -----------      ----------
                                                                                                     Other
                                                                Balance at                         Changes--          Balance
              Classification                                    Beginning        Additions            Add              at End
              --------------                                    of Period        At Cost(2)        (Deduct)(1)       of Period
                                                                ----------       ----------        -----------      ----------
Description:

Year ended December 31, 1995
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful amounts.........................      $66,913         $ 9,892           $ (2,231)        $74,574

Year ended December 31, 1996
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful amounts.........................      $74,574         $21,929           $(41,058)        $55,445

Year ended December 31, 1997
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful amounts.........................      $55,445         $17,279           $(17,746)        $54,978

___________
(1)  Uncollectible amounts written off, net of recoveries.
(2) Additions include allowances for bad debts from acquired companies - $2,163 in 1995 and $5,951 in 1996.