Form 10-Q
period 1998-03-31
NORTHROP GRUMMAN CORP
filed 1998-04-24
CIK 72945

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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



Common Stock outstanding as of  April 17, 1998       67,681,077 shares

                                 Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                           Three months ended March 31,
Dollars in millions, except per share                    1998      1997
------------------------------------------------------------------------
Net sales                                              $2,014    $2,118
Cost of sales
    Operating costs                                     1,542     1,705
    Administrative and general expenses                   265       217
------------------------------------------------------------------------
Operating margin                                          207       196
Merger costs                                             (180)
Interest expense                                          (55)      (64)
Other, net                                                  9         2
------------------------------------------------------------------------
Income(loss) before income taxes(benefit)                 (19)      134
Federal and foreign income taxes(benefit)                  (7)       50
------------------------------------------------------------------------
Net income(loss)                                       $  (12)   $   84
========================================================================

Weighted average shares outstanding, in millions          67.8     66.6

Diluted earnings(loss) per share                       $  (.18)  $ 1.27

Basic earnings(loss) per share                         $  (.18)  $ 1.25

Dividends per share                                    $   .40   $  .40
=========================================================================






The accompanying notes are an integral part of these consolidated financial statements.


                                 Northrop Grumman Corporation and Subsidiaries


CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION


[/TABLE]
[CAPTION]
                                                   March 31, December 31,
Dollars in millions                                     1998         1997
--------------------------------------------------------------------------
[S]                                                     [C]          [C]
Assets
Cash and cash equivalents                            $    24      $    63
Accounts receivable, net of progress payments of
   of $3,233 in 1998 and $2,999 in 1997                1,403        1,441
Inventoried costs, net of progress payments
    of $521 in 1998 and $495 in 1997                   1,424        1,283
Deferred income taxes                                     79           82
Prepaid expenses                                          76           67
--------------------------------------------------------------------------
Total current assets                                   3,006        2,936
--------------------------------------------------------------------------
Property, plant and equipment                          3,105        3,109
Accumulated depreciation                              (1,778)      (1,763)
--------------------------------------------------------------------------
                                                       1,327        1,346
--------------------------------------------------------------------------

Goodwill, net of accumulated amortization of
    $267 in 1998 and $244 in 1997                      3,398        3,421
Other purchased intangibles, net of accumulated
    amortization of $231 in 1998 and $208 in 1997        873          896
Deferred income taxes                                    456          485
Prepaid pension cost, intangible pension asset
  and benefit trust funds                                538          452
Investments in and advances to affiliates
  and sundry assets                                      144          141
-------------------------------------------------------------------------
                                                       5,409        5,395
-------------------------------------------------------------------------
                                                     $ 9,742      $ 9,677
=========================================================================

[/TABLE]

                            Northrop Grumman Corporation and Subsidiaries


                                                   March 31, December 31,
Dollars in millions                                    1998          1997
-------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Notes payable to banks                                $    6       $   91
Current portion of long-term debt                        200          200
Trade accounts payable                                   457          463
Accrued employees' compensation                          365          366
Advances on contracts                                    322          410
Income taxes payable, including deferred
    income taxes of $679 in 1998 and $717 in 1997        697          733
Other current liabilities                                496          452
--------------------------------------------------------------------------
Total current liabilities                              2,543        2,715
--------------------------------------------------------------------------
Long-term debt                                         2,630        2,500
Accrued retiree benefits                               1,752        1,716
Other long-term liabilities                               46           48
Deferred income taxes                                     82           75
Paid-in capital
  Preferred stock, 10,000,000 shares authorized; none issued
  Common stock, 200,000,000 shares authorized;
      issued and outstanding:
        1998 -- 68,449,590; 1997 -- 67,278,876           943          838
Retained earnings                                      1,768        1,807
Unfunded pension losses, net of taxes                    (22)         (22)
--------------------------------------------------------------------------
                                                       2,689        2,623
--------------------------------------------------------------------------
                                                      $9,742       $9,677
==========================================================================









The accompanying notes are an integral part of these consolidated financial statements.

                                   I-3

                                Northrop Grumman Corporation and Subsidiaries


CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS


                                                 Three months ended March 31,
Dollars in millions                                         1998        1997
-----------------------------------------------------------------------------
Operating Activities
    Sources of Cash
      Cash received from customers
          Progress payments                                $  404     $  567
          Other collections                                 1,587      1,476
      Income tax refunds received                               5
      Interest received                                         1          1
-----------------------------------------------------------------------------
      Cash provided by operating activities                 1,997      2,044
-----------------------------------------------------------------------------
    Uses of Cash
      Cash paid to suppliers and employees                  1,949      1,970
      Interest paid                                            58         30
      Income taxes paid                                         5          9
      Other cash disbursements                                 22
-----------------------------------------------------------------------------
       Cash used in operating activities                    2,034      2,009
-----------------------------------------------------------------------------
    Net cash provided by (used in) operating activities       (37)        35
-----------------------------------------------------------------------------
Investing Activities
    Additions to property, plant and equipment                (40)       (36)
    Proceeds from sale of property, plant and equipment         3          1
    Proceeds from sale of affiliates/operations                           20
    Other investing activities                                  1
-----------------------------------------------------------------------------
    Net cash used in investing activities                     (36)       (15)
-----------------------------------------------------------------------------
Financing Activities
    Borrowings under lines of credit                           95         50
    Principal payments of long-term debt                      (50)       (50)
    Proceeds from issuance of stock                            16          3
    Dividends paid                                            (27)       (24)
-----------------------------------------------------------------------------
    Net cash provided by (used in) financing activities        34        (21)
-----------------------------------------------------------------------------
Decrease in cash and cash equivalents                         (39)        (1)
Cash and cash equivalents balance at beginning of period       63        123
-----------------------------------------------------------------------------
Cash and cash equivalents balance at end of period         $   24     $  122
=============================================================================

                                   I-4

                                  Northrop Grumman Corporation and Subsidiaries


                                                 Three months ended March 31,
Dollars in millions                                           1998       1997
------------------------------------------------------------------------------
Reconciliation of Net Income(Loss) to Net Cash
     Provided by(used in) Operating Activities
Net income(loss)                                           $   (12)   $    84
Adjustments to reconcile net income(loss) to net
  cash provided(used)
     Depreciation                                               46         49
     Amortization of intangible assets                          46         46
     Common stock issued to employees                           88          1
     Loss(gain) on disposals of property, plant and equipment    2         (1)
     Retiree benefits income                                   (47)       (11)
     Decrease(increase) in
        Accounts receivable                                   (196)      (243)
        Inventoried costs                                     (163)       (97)
        Prepaid expenses                                        (9)        12
     Increase(decrease) in
        Progress payments                                      260        166
        Accounts payable and accruals                          (23)        (7)
        Provisions for contract losses                          12         28
        Deferred income taxes                                    1         15
        Income taxes payable                                     2         37
        Retiree benefits                                       (45)       (47)
     Other transactions                                          1          3
------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        $   (37)   $    35
==============================================================================






The accompanying notes are an integral part of these consolidated financial statements.


                                Northrop Grumman Corporation and Subsidiaries


CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY



                                           Three months ended March 31,
Dollars in millions                                    1998        1997
------------------------------------------------------------------------
Paid-in Capital
At beginning of year                                  $  838     $  784
Employee stock awards and options exercised              105          6
------------------------------------------------------------------------
                                                         943        790
------------------------------------------------------------------------
Retained Earnings
At beginning of year                                   1,807      1,502
Net income(loss)                                         (12)        84
Cash dividends                                           (27)       (24)
------------------------------------------------------------------------
                                                       1,768      1,562
------------------------------------------------------------------------


Unfunded Pension Losses, Net of Taxes                    (22)        (4)
-----------------------------------------------------------------------


Total shareholders' equity                            $2,689     $2,348
=========================================================================










The accompanying notes are an integral part of these consolidated financial statements.


                                 Northrop Grumman Corporation and Subsidiaries


SELECTED INDUSTRY SEGMENT INFORMATION



                                                  Three months ended March 31,
Dollars in millions                                           1998        1997
-------------------------------------------------------------------------------
Net Sales
Aircraft                                                   $   970     $   985
Electronics                                                    900         975
Information Technology and Services                            235         243
Intersegment sales                                             (91)        (85)
-------------------------------------------------------------------------------
                                                           $ 2,014     $ 2,118
===============================================================================
Operating Profit
Aircraft                                                   $   147     $   134
Electronics                                                     78          82
Information Technology and Services                             23          24
-------------------------------------------------------------------------------
Total operating profit                                         248         240
Adjustments to reconcile operating profit to operating margin:
Other deductions included above                                  1
State and local income taxes                                   (10)        (13)
General corporate expenses                                     (32)        (31)
-------------------------------------------------------------------------------
Operating margin                                           $   207     $   196
===============================================================================
Contract Acquisitions
Aircraft                                                   $   850     $   635
Electronics                                                    666       1,225
Information Technology and Services                            250         228
Intersegment acquisitions                                      (87)        (95)
-------------------------------------------------------------------------------
                                                           $ 1,679     $ 1,993
===============================================================================
Funded Order Backlog
Aircraft                                                   $ 5,873     $ 6,695
Electronics                                                  5,228       5,408
Information Technology and Services                            462         496
Intersegment backlog                                           (36)        (57)
-------------------------------------------------------------------------------
                                                           $11,527     $12,542
===============================================================================



                                 Northrop Grumman Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments (all of which were normal recurring accruals) necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in the company's 1997 Annual Report on Form 10-K.

Merger Agreement

On July 3, 1997, the company announced that it had entered into a definitive agreement with Lockheed Martin Corporation to combine the companies. Under the terms of the agreement, 1.1923 shares of Lockheed Martin common stock would be exchanged for each share of Northrop Grumman common stock. On February 26, 1998, shareholders of Northrop Grumman approved the merger. Subsequently, the Department of Justice filed suit to block the combination. A September 8, 1998, trial date has been set, and a decision is expected by year end. The outcome cannot be predicted at this time.
     The company recorded a charge of $180 million in the first quarter of 1998 for costs related to the proposed combination. The charge covers vesting of restricted stock which became issuable following shareholder approval of the merger and other costs associated with the pending combination, such as investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information.

Comprehensive Income

The company has adopted Statement of Financial Accounting Standards No.
130 - Reporting Comprehensive Income. This standard establishes new standards for the presentation and disclosure of other comprehensive income. There were no material items in the first quarter of 1998.

Earnings per Share

Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans.

                            Northrop Grumman Corporation and Subsidiaries




Basic and diluted earnings per share are calculated as follows:

                                                                   Earnings
                                          Net Income                 (Loss)
Three months ended March 31,                 (Loss)       Shares    per Share
                                          ----------     -------   ----------
                                           (millions)   (millions)

1998
     Basic EPS                              $ (12)         67.89    $ (.18)
                                            ======                  =======
     Dilutive effect of stock options
       and awards                                           1.37
                                                           -----
     Diluted EPS                            $ (12)         69.26    $ (.18)
                                            ======         =====    =======
1997
     Basic EPS                              $  84          66.58    $ 1.27
                                            ======                  =======
     Dilutive effect of stock options
       and awards                                           1.12
                                                           -----
     Diluted EPS                            $  84          67.70    $ 1.25
                                            =====          =====    =======







                               Northrop Grumman Corporation and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF THE COMPANY'S FINANCIAL
        CONDITION AND THE RESULTS OF ITS OPERATIONS



Sales were 5 percent lower in the first quarter of 1998 versus the first quarter of 1997, reflecting decreases in all three business segments - aircraft, electronics, and information technology and services.
     The decline in aircraft segment sales was due to the sale last year of the company's Grumman Allied Industries subsidiary and a reduction in B-2 revenue, partially offset by increased Boeing jetliner shipset deliveries and increased F/A-18E/F sales.
     Electronics segment sales decreased in the first quarter of 1998 as compared to the first quarter of 1997 due to lower volume in the electronics systems, automation, and marine business areas, partially offset by increased surveillance aircraft sales.
     Sales by major program/business area and units delivered in the first quarter were:



     $ in millions                                        1998      1997
     --------------------------------------------------------------------
     B-2                                               $   327   $   365
     Surveillance Aircraft (E-8 Joint Stars, E-2)          286       245
     Boeing Jetliners                                      233       204
     Airborne Radar                                        148       145
     Marine                                                114       132
     F/A-18                                                146       129
     ECM                                                   106       103
     Space                                                  73        86
     Airspace Management                                    63        66
     C-17                                                   60        67
     Information Technology and Services                   231       241
     All Other                                             227       335
     --------------------------------------------------------------------
                                                        $2,014    $2,118
     ====================================================================

     Units                                                1998      1997
     --------------------------------------------------------------------
     B-2                                                     1
     747                                                    13        11
     F/A-18 C/D                                              9        10
     C-17                                                    2         2


     Operating margin includes pension income, net of related state taxes, of $59 million in the first quarter of 1998, a $30 million increase from the first quarter of 1997. Substantially all of the pension income is attributable to the aircraft segment.

                               Northrop Grumman Corporation and Subsidiaries



     The amount and rate of operating profit increased in the aircraft segment in the first quarter of 1998 as compared with the first quarter of 1997. The aircraft segment benefited from increased pension income as well as the delivery of one B-2 bomber versus none in the first quarter of 1997. These improvements were partially offset by a decrease in B-2 production sales and lower operating margin rates on Boeing jetliners.
     Electronics segment operating profit in the first quarter of 1998 decreased by 5 percent on a sales decline of 8 percent, as compared with last years first quarter. Although sales of surveillance aircraft increased in the first quarter of 1998 compared with the first quarter of 1997, the operating margin rate declined. First quarter 1998 electronics segment operating profit also declined in the electronics systems, automation, and marine business areas due to lower sales volume. Electronics segment operating margin in the first quarter of 1997 was reduced by a $13 million pretax charge related to an increase in the cost estimate to complete the work on the Directional Infrared Countermeasures (DIRCM) program.
     The company recorded a $180 million pretax charge ($1.70 per share after tax) in the first quarter of 1998 for merger costs related to the company's proposed combination with Lockheed Martin Corporation. The charge covers vesting of restricted stock that became issuable following the February 1998 shareholder approval of the merger as well as other costs associated with the pending combination such as investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information.
     Interest expense for this year's first quarter was $55 million, down $9 million from the first quarter of 1997. The decrease resulted principally from a lower average level of borrowings in the first quarter of 1998 compared with the same period a year ago.
     The company's effective tax rate was 36.8 percent for the first quarter of 1998, down slightly from the 37.3 percent for the comparable period in 1997.
     During the quarter, $37 million of cash was used by operations versus the $35 million that was generated by operations in last year's first quarter. The decrease is primarily due to the merger related expenses as well as an increase in working capital for Boeing jetliners in support of increased production levels. Cash generated from operating activities and sale of assets is expected to increase in the last half of this year and is expected to be sufficient to finance capital expenditures, service debt and pay dividends. The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.

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

                              Northrop Grumman Corporation and Subsidiaries

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

U.S. v. Lockheed Martin Corporation and Northrop Grumman Corporation

On March 23, 1998, the United States, acting through the Department of Justice, filed a civil action in the United States District Court for the District of Columbia against Lockheed Martin and the company requesting that the acquisition of the company by Lockheed Martin be adjudged to violate Section 7 of the Clayton Act and that Lockheed Martin and the company be permanently enjoined and restrained from carrying out the Agreement and Plan of Merger dated July 2, 1997, or from entering into or carrying out any agreement, understanding or plan the effect of which would be to combine the business or assets of Lockheed Martin and the company. The United States is also seeking costs of the action.
Lockheed Martin and the company filed an answer to the complaint on April 10, 1998. The Court has set the matter for trial September 8, 1998. The judge advised the parties that he would issue a decision by year end.

Item 4.  Submission of  Matters to a ote of Security Holders
A special meeting of stockholders of Northrop Grumman was held on February 26, 1998. The results of the vote were reported in the Annual Report on Form 10-K filed on March 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
         10(a)   Form of Ownership Retention Agreement and
                 Amendment No. 1 by letter dated April 8, 1998

         10(b)   Master Escrow Agreement and  Master Escrow
                 Agreement Clarification dated April 8, 1998

          27   Financial Data Schedule

(b)       Reports on Form 8-K
          A Report on Form 8-K was filed with Securities and Exchange Commission on January 21, 1998 and was reported in the Annual Report on Form 10-K filed on March 30, 1998.

                          Northrop Grumman Corporation and Subsidiaries





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Northrop Grumman Corporation (Registrant)







Date: April 24, 1998           by/s/N. F. Gibbs
                               Nelson F. Gibbs
                               Corporate Vice President and Controller


Date: April 24, 1998           by/s/R. R. Molleur
                               Richard R. Molleur
                               Corporate Vice President and General Counsel