Form 10-K405/A
period 1997-12-31
NORTHROP GRUMMAN CORP
filed 1998-04-30
CIK 72945

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ________________ TO ______________

                         COMMISSION FILE NUMBER 1-3229

                               ----------------

                         NORTHROP GRUMMAN CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        95-1055798
 (STATE OR OTHER JURISDICTION OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

            1840 CENTURY PARK EAST
            LOS ANGELES, CALIFORNIA                                  90067
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 553-6262

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    TITLE                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -----                        -----------------------------------------
         COMMON STOCK, $1 PAR VALUE                       NEW YORK STOCK EXCHANGE
                                                           PACIFIC STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 25, 1998, 67,448,258 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $9,017 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               SECTIONS AMENDED

  This Report on Form 10-K/A is being filed to amend all items in Part III (Items 10, 11, 12 and 13) of the Report on Form 10-K filed by the Registrant on March 30, 1998, to comply with instruction G(3) of the Form 10-K, which allows for an amendment thereto within 120 days after the end of the Registrant's fiscal year, if a definitive proxy statement is not filed with the Commission within such 120 day period.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 NAME                  AGE                       POSITION
 ----                  ---                       --------
 Kent Kresa             60 Chairman of the Board, President and Chief Executive
                           Officer
 Jack R. Borsting       69 Director
 John T. Chain, Jr.     63 Director
 Jack Edwards           69 Director
 Phillip Frost          61 Director
 Robert A. Lutz         66 Director
 Aulana L. Peters       56 Director
 John E. Robson         67 Director
 Richard M. Rosenberg   68 Director
 John Brooks Slaughter  64 Director
 Richard J. Stegemeier  70 Director
 Herbert W. Anderson    58 Corporate Vice President and General Manager, Data
                           Systems and Services Division
 Ralph D. Crosby, Jr.   50 Corporate Vice President and General Manager,
                           Commercial Aircraft Division
 Marvin Elkin           62 Corporate Vice President and Chief Human Resources,
                           Communications and Administrative Officer
 Nelson F. Gibbs        60 Corporate Vice President and Controller
 John E. Harrison       62 Corporate Vice President and General Manager,
                           Electronics and Systems Integration Division
 Robert W. Helm         46 Corporate Vice President, Government Relations
 Charles L. Jones, Jr.  55 Corporate Vice President and Chief Strategic
                           Planning Advanced Development and Programs Officer
 William H. Lawler      57 Corporate Vice President and General Manager,
                           Military Aircraft Systems Division
 Richard R. Molleur     65 Corporate Vice President and General Counsel
 Albert F. Myers        52 Corporate Vice President and Treasurer
 James G. Roche         58 Corporate Vice President and General Manger,
                           Electronic Sensors and Systems Division
 Richard B. Waugh, Jr.  54 Corporate Vice President and Chief Financial Officer

  Before joining the Company, KENT KRESA was associated with the Lincoln Laboratories of M.I.T. and the Defense Advanced Research Projects Agency. In 1975, he joined the Company as Vice President and Manager of the Company's Research and Technology Center. He became General Manager of the Ventura Division in 1976, Group Vice President of the Aircraft Group in 1982 and Senior Vice President for Technology and Development in 1986. Mr. Kresa was elected President and Chief Operating Officer of the Company in 1987. He was named Chief Executive Officer in 1989 and Chairman of the Board in 1990. Mr. Kresa is a member of the National Academy of Engineering and is past Chairman of the Board of Governors of the Aerospace Industries Association. He is also a Fellow of the American Institute of Aeronautics and Astronautics. He serves on the Board of Directors of the W.M. Keck Foundation and on the Board of Trustees of the California Institute of Technology, and serves as a director of Chrysler Corporation, Atlantic Richfield Company, the Los Angeles World Affairs Council, the John Tracy Clinic and the Board of Governors of the Los Angeles Music Center.

  DR. JACK R. BORSTING was at the Naval Postgraduate School in Monterey, California from 1959 to 1980. During his tenure at Monterey, he was professor of Operations Research, Chairman of the Department of Operations Research and Administration Science, and Provost and Academic Dean. Dr. Borsting was Assistant

Secretary of Defense (Comptroller) from 1980 to 1983 and Dean of the School of Business at the University of Miami from 1983 to 1988. From 1988 to 1994, he was the Robert R. Dockson professor and Dean of the School of Business Administration at the University of Southern California, Los Angeles. He is past president of both the Operations Research Society of America and the Military Operations Research Society. He is currently Chairman of the Board of Trustees of the Orthopaedic Hospital Foundation of Los Angeles and serves as a director of Whitman Education Group, TRO Learning, Inc. and Bristol Retail Systems. He is also a trustee of the Rio Hondo Foundation.

  During his military career, GENERAL JOHN T. CHAIN, JR. held a number of Air Force commands. In 1978, he became military assistant to the Secretary of the Air Force. In 1984, he became the Director of Politico-Military Affairs, Department of State. General Chain has been Chief of Staff for Supreme Headquarters Allied Powers Europe, and Commander in Chief, Strategic Air Command, the position from which he retired in February 1991. In March 1991, he became Executive Vice President for Burlington Northern Railroad, serving in that capacity until February 1996. In December 1996, he assumed the position of President of Quarterdeck Equity Partners, Inc. He is a director of RJR Nabisco, Inc., Thomas Group, Inc. and Nabisco, Inc.

  JACK EDWARDS was elected in 1964 to the U.S. House of Representatives and served in Congress for twenty years, representing the First District of Alabama. During his tenure in the House, Mr. Edwards served on the Appropriations Committee for sixteen years, including ten years as Senior Republican on the Defense Subcommittee and sixteen years on the Transportation Subcommittee. He also served on the Banking, Finance and Urban Affairs Committee. He retired from Congress in January 1985 and became a member of his current law firm, Hand Arendall, L.L.C. He is a director of The Southern Company, Holnam Inc. and QMS, Inc. Mr. Edwards is also President Pro Tempore of the Board of Trustees of the University of Alabama System.

  DR. PHILLIP FROST has served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation since 1987. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of Whitman Education Group, and is Vice Chairman of the Board of Directors of North American Vaccine, Inc. and Continucare Corporation. He is also a Vice Chairman of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

  ROBERT A. LUTZ joined Chrysler Corporation in 1986 as Executive Vice President of Chrysler Motors Corporation and was elected a director of Chrysler Corporation that same year. He was elected President in 1991 and Vice Chairman in 1996. Prior to joining Chrysler Corporation, Mr. Lutz held senior positions with Ford Motor Company, General Motors Corporation Europe and Bavarian Motor Werke. He is an executive director of the National Association of Manufacturers and is a member of the National Advisory Council of the University of Michigan School of Engineering, the Board of Trustees of the U.S. Marine Corps University Foundation and the Advisory Board of the University of California-Berkeley, Haas School of Business. Mr. Lutz is also a director of ASCOM Holdings, A.G. and Silicon Graphics, Inc.

  AULANA L. PETERS joined the law firm of Gibson, Dunn & Crutcher in 1973. In 1980, she was named a partner in the firm and continued in the practice of law until 1984 when she accepted an appointment as Commissioner of the Securities and Exchange Commission. In 1988, after serving four years as a Commissioner, she returned to Gibson, Dunn & Crutcher. Ms. Peters is a director of Callaway Golf Company, Minnesota Mining and Manufacturing Company, Mobil Corporation and Merrill Lynch & Co., Inc. She is also a member of the Legal Advisory Board of the National Association of Securities Dealers.

  From 1989 to 1993, JOHN E. ROBSON served as Deputy Secretary of the United States Treasury. He was Dean and Professor of Management at the Emory University School of Business Administration from 1986 to 1989 and President and Chief Executive Officer and Executive Vice President and Chief Operating Officer of G.D. Searle & Co., a pharmaceutical company, from 1977 to 1986. Previously, he held government posts as Chairman of the U.S. Civil Aeronautics Board, regulator of the airline industry and Under Secretary of the

Department of Transportation, and engaged in the private practice of law as a partner of Sidley and Austin. Mr. Robson earned his B.A. from Yale University and his J.D. from Harvard Law School. Mr. Robson is a director of Monsanto Company and Security Capital Industrial Trust. He is also a Distinguished Visiting Fellow of the Hoover Institution at Stanford University, a Visiting Fellow at the Heritage Foundation and a Trustee of St. John's College.

  RICHARD M. ROSENBERG was the Chairman of the Board and Chief Executive Officer of BankAmerica Corporation ("BAC") and Bank of America ("BoA") from 1990 to 1996. He had served as President since February 1990 and as Vice Chairman of the Board and a director of BAC and the BoA since 1987. Before joining BAC, Mr. Rosenberg served as President and Chief Operating Officer of Seafirst Corporation and Seattle-First National Bank, which he joined in 1986. Mr. Rosenberg is a retired Commander in the U.S. Navy Reserve, a director of Airborne Express Corporation, SBC Communications, Potlatch Corporation and BankAmerica Corporation and a member of the Board of Trustees of the California Institute of Technology.

  DR. JOHN BROOKS SLAUGHTER earned his B.S.E.E. from Kansas State University, an M.S. in Engineering from the University of California at Los Angeles and a Ph.D. in Engineering Sciences from the University of California at San Diego. He began his career as an electronics engineer with General Dynamics Convair in San Diego in 1956. He joined the U.S. Navy Electronics Laboratory in San Diego in 1960. In 1975, he became Director of the Applied Physics Laboratory of the University of Washington. In 1977, he was appointed Assistant Director for Astronomics, Atmospherics, Earth and Ocean Sciences at the National Science Foundation. From 1979 to 1980, he served as Academic Vice President and Provost of Washington State University. In 1980, he returned to the National Science Foundation as its Director and served in that capacity until 1982 when he became Chancellor of the University of Maryland, College Park. In 1988, Dr. Slaughter became President of Occidental College in Los Angeles. He is a member of the National Academy of Engineering, a fellow of the American Academy of Arts and Sciences and serves as a director of Atlantic Richfield Company, Avery Dennison Corporation, Solutia, Inc. and International Business Machines Corporation.

  RICHARD J. STEGEMEIER joined Union Oil Company of California, the principal operating subsidiary of Unocal Corporation ("Unocal"), in 1951. Mr. Stegemeier was Chairman of the Board for Unocal from April 1989 to May 1995 and was Chief Executive Officer from 1988 to 1994. From 1985 to 1992, he was President and, from 1985 to 1988, he was Chief Operating Officer of Unocal. Mr. Stegemeier is a member of the National Academy of Engineering and a director of Foundation Health Systems, Inc., Halliburton Company, Pacific Enterprises, Wells Fargo Bank, N.A. and Montgomery Watson, Inc.

  The description required by this item regarding the business experience in the past five years of executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this report, which information is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. The SEC requires officers, directors and greater than ten percent beneficial owners to furnish the Company with copies of all Forms 3, 4 and 5 they file.

  The Company believes that its officers, directors and greater than ten percent beneficial owners complied with all of their applicable filing requirements for 1997 transactions. This is based on the Company's review of copies of Forms 3, 4 and 5 it has received and written representations from certain reporting persons that they were not required to file a Form 5.

ITEM 11. EXECUTIVE COMPENSATION

  The table below shows the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1997, 1996 and 1995 of the Chief Executive Officer ("CEO") and the other four most highly compensated executive officers ("Named Executive Officers") at December 31, 1997:

                          SUMMARY COMPENSATION TABLE

                                                              LONG-TERM COMPENSATION
                                                      ---------------------------------------
                                ANNUAL COMPENSATION             AWARDS              PAYOUTS
                               ---------------------- ---------------------------- ----------
                                                                                   SECURITIES
                                                      OTHER ANNUAL    RESTRICTED   UNDERLYING  LTIP    ALL OTHER
NAME AND                                              COMPENSATION      STOCK       OPTIONS/  PAYOUTS COMPENSATION
PRINCIPAL POSITION        YEAR SALARY($)(5) BONUS($)      ($)       AWARD(S)($)(1)  SARS(#)   ($)(2)     ($)(3)
------------------        ---- ------------ --------- ------------  -------------- ---------- ------- ------------
KENT KRESA(4)             1997   889,167    1,711,125    66,308(6)                                       6,400
Chairman of the Board,    1996   835,000    1,200,000    58,544(7)                   45,000              6,339
President and Chief
Executive Officer         1995   730,000    1,000,000                                42,000   480,000    5,625
RICHARD B. WAUGH, JR      1997   370,833      530,000                                                    6,400
Corporate Vice President  1996   338,333      345,000                                13,000              6,000
and Chief Financial
Officer                   1995   275,000      350,000                                10,000   148,400    6,000
RICHARD R. MOLLEUR        1997   334,167      490,000                                                    6,000
Corporate Vice President  1996   302,500      275,500                                11,000              5,625
and General Counsel       1995   288,333      330,000                                10,000              6,000
JAMES G. ROCHE            1997   358,333      450,000                                                    6,400
Corporate Vice President  1996   310,417      320,000   674,384(8)     315,625       12,500              6,000
and General Manager,      1995   243,333      330,000                                10,000   116,870    6,000
Electronic Sensors and
Systems Divisions
RALPH D. CROSBY, JR.      1997   316,666      385,000                                                    6,400
Corporate Vice President  1996   280,000      295,000                  189,375       12,500              6,000
and General Manager,
Commercial Aircraft
Division                  1995   235,000      233,000                                10,000              6,000

-------
(1) Restricted stock rights ("RSRs") generally provide for the issuance of unrestricted Common Stock in yearly increments equal to 20% of the total grant, commencing within one year of the grant date. The entire RSR grant is therefore issued within five (5) years from the date of grant. Restricted shares or rights held by Named Executive Officers, valued at December 31, 1997, were: K. Kresa, 3,750 shares at $431,250; J. Roche, 4,000 shares at $460,000; and R. Crosby, 2,400 shares at $276,000. Upon the Merger Vote (as defined below), (a) all Stock Options (as defined below), under the Stock Plans (as defined below), vested and became fully exercisable; (b) the restricted performance stock rights ("RPSRs") under the Stock Plans vested and became payable in shares of Common Stock, which payment is calculated based upon attainment of certain stock price performance targets; and (c) the RSRs and restricted award shares ("RASs") under the Stock Plans vested and became distributable.
(2) Awards granted pursuant to the Transition Project Incentive Plan whose performance period ended December 31, 1995.
(3) "All Other Compensation" consists of Company contributions to the Northrop Grumman Savings and Investment Plan for the Named Executive Officers.
(4) Annual Compensation in excess of $1,000,000 attributable to 1997 that would be disallowed for tax deduction under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), will be deferred in accordance with the Company's Executive Deferred Compensation Plan, which provides for interest on the deferred amount and payment in installments or lump sum at the election of the participant.
(5) The amounts listed in this column do not include amounts paid for vacation hours accrued but not used for the following individuals in the following years: Mr. Waugh: $10,096 in 1997 and $30,078 in 1996; Mr. Molleur: $4,692
    in 1997, $5,865 in 1996 and $22,697 in 1995; Mr. Roche: $19,903 in 1997,
    $33,497 in 1996 and $14,135 in 1995; and Mr. Crosby: $3,692 in 1997 and
    $1,615 in 1996.
(6) Amount includes $19,872 for car allowance.
(7) Amount includes $14,953 for premium amounts paid on behalf of Mr. Kresa for life, accidental death and dismemberment, medical, dental and long-term disability insurance.
(8) Amount includes $352,172 in relocation expenses incurred by Dr. Roche in his transfer to the Electronics Sensors and Systems Division and $291,387 constituting reimbursement for payment of taxes related to those expenses.

          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                 OPTION VALUES

                                                                            VALUE OF UNEXERCISED
                                                    NUMBER OF SECURITIES    IN-THE-MONEY OPTIONS
                          SHARES                   UNDERLYING UNEXERCISED      AT FY-END($)
                       ACQUIRED ON     VALUE        OPTIONS AT FY-END(#)        EXERCISABLE/
NAME                   EXERCISE (#) REALIZED ($) EXERCISABLE/UNEXERCISABLE*  UNEXERCISABLE* (1)
----                   ------------ ------------ -------------------------- --------------------
KENT KRESA                  0            0            556,300/105,100       52,593,650/5,501,050
RICHARD B. WAUGH, JR.       0            0              30,900/29,500        2,521,675/1,553,250
RICHARD R. MOLLEUR          0            0              44,000/26,000        3,692,500/1,372,625
JAMES G. ROCHE              0            0              22,200/27,500        1,739,275/1,424,375
RALPH D. CROSBY, JR.        0            0              16,830/25,850        1,331,710/1,293,612

--------
(1) Based on the market value at December 31, 1997 of $115.
 * By virtue of the Merger Vote (as defined below), all Stock Options (as defined below) under the 1993 Stock Plan and 1987 Stock Plan vested and became fully exercisable.

PENSION PLANS

  For purposes of illustration, the following table shows the amount of annual retirement benefits that would be accrued at age 65 under the Northrop Grumman Pension Plan (the "Pension Plan"), as supplemented by the Northrop Corporation ERISA Supplemental Plan I ("ERISA 1") and the ERISA Supplemental Program 2 ("ERISA 2") (collectively, the "Supplemental Retirement Plans").

   ANNUAL
  AVERAGE
COMPENSATION
 (HIGHEST 3                      YEARS OF BENEFIT SERVICE
YEARS OUT OF  --------------------------------------------------------------
  LAST 10)       5        10       15       20       25       30       35
------------  -------- -------- -------- -------- -------- -------- --------
$  100,000    $  8,300 $ 16,700 $ 25,000 $ 33,300 $ 41,700 $ 50,000 $ 50,000
   150,000      12,500   25,000   37,500   50,000   62,500   75,000   75,000
   200,000      16,700   33,300   50,000   66,700   83,300  100,000  100,000
   250,000      20,800   41,700   62,500   83,300  104,200  125,000  125,000
   300,000      25,000   50,000   75,000  100,000  125,000  150,000  150,000
   400,000      33,300   66,700  100,000  133,300  166,700  200,000  200,000
   500,000      41,700   83,300  125,000  166,700  208,300  250,000  250,000
   600,000      50,000  100,000  150,000  200,000  250,000  300,000  300,000
 1,000,000      83,300  166,700  250,000  333,300  416,700  500,000  500,000
 1,400,000     116,700  233,300  350,000  466,700  583,300  700,000  700,000
 1,800,000     150,000  300,000  450,000  600,000  750,000  900,000  900,000

  Compensation covered by the plans for executive officers is substantially equivalent to salary and bonuses as reflected in the Summary Compensation Table. Benefit Service earned after January 1, 1995 in excess of 30 years will not be taken into account for accrual of retirement benefits. Benefits payable under the Supplemental Retirement Plans have been secured through the establishment of two grantor trusts. The credited years of service under the Pension Plan and Supplemental Retirement Plans of the five individuals named in the Summary Compensation Table are as follows: Mr. Kresa, 23 years; Mr. Waugh, 19 years; Mr. Molleur, 7 years; Dr. Roche, 14 years; and Mr. Crosby, 17 years. Benefits are calculated on a straight life annuity basis at selected compensation levels and years of service reflected in the table above. The listed benefit amounts are not subject to any reduction for Social Security benefits or other offset amounts.

  The Company maintains a Supplemental Retirement Income Program for Senior Executives ("SRI"), under which certain employees are designated by the Board of Directors to receive benefits in lieu of benefits otherwise payable under the Pension Plan and the Supplemental Retirement Plans. The amount of the supplemental benefit under the SRI is equal to the greater of (1) the participant's benefit under the Pension Plan calculated without regard to the limits imposed under Sections 415 and 401(a)(17) of the Code, or (2) a fixed percentage of the participant's final average salary (which term includes bonus and is based on the highest 3 years out of the last

5) equal to 30% at age 55, increasing 4% for each year up to and including age 60, and increasing 2% for each year beyond age 60 to 65, in each case offset by the benefit allowable under the Pension Plan. Mr. Kresa, who is eligible to receive an annual benefit (estimated to be $1,566,675 payable at age 65, assuming continued employment and based upon estimated levels of final average salary) under SRI, is the only Named Executive Officer currently participating in the SRI. SRI eligibility, in addition to designation by the Board of Directors, requires the attainment of age 55 and 10 years of vesting service. The vesting service requirement may be waived by the CEO.

  On July 2, 1997, the Northrop Grumman Board adopted the Northrop Grumman Executive Retirement Plan (the "SERP"), which had been under consideration since 1995. The SERP is applicable to elected officers who report directly to the CEO (which group currently consists of ten of the fourteen elected executive officers of Northrop Grumman). The SERP provides to each participant a pension accrual of 1.667% of final average pay for each year or portion thereof that the participant has served as an elected officer reporting to the CEO. This provides a pension accrual to the elected officer for the period that he has served as such, in addition to regular pension benefits payable from Northrop Grumman's tax qualified and supplemental retirement plans on the basis of all creditable years of service. Assuming that the current group of SERP participants were to retire from Northrop Grumman as of March 31, 1998 (or in the case of Richard B. Waugh, Jr., were to terminate employment as of March 31, 1998 and commence benefits as of September 1, 1998, the earliest date at which benefits could commence) and elected a fifty percent joint and survivor retirement annuity, the amount of annual retirement benefits for the named executive officers would consist of the following approximate amounts:
Richard B. Waugh, Jr. ($27,963, starting September 1, 1998); Richard R. Molleur ($70,995); James G. Roche ($48,937); and Ralph D. Crosby, Jr. ($16,012 starting October 1, 2002). In addition, if the other six elected executive officers who participate in the SERP were to retire as of March 31, 1998 or were to terminate employment March 31, 1998 and commence benefits at their earliest retirement date, and elected a fifty percent joint and survivor retirement annuity, the highest amount of annual retirement benefits from the SERP for such other six elected executive officers, in the aggregate, would be $169,656.

CHANGE IN CONTROL ARRANGEMENTS

  Special Agreements. In August 1996, the Company entered into special severance agreements (the "Special Agreements") with its executive officers, including Messrs. Kresa, Waugh, Molleur, Roche and Crosby. The purpose of the Special Agreements is to encourage these key executives to continue to carry out their duties in the event of the possibility of a change in control of the Company.

  Under the Special Agreements, a "Change in Control," inter alia, is deemed to occur when the stockholders approve a merger of the Company and the Company is not the surviving corporation or the Company's stockholders do not own more than 75% of the voting stock of the surviving corporation. The February 26, 1998 vote in favor of the proposed merger (the "Merger") with Lockheed Martin Corporation (the "Merger Vote") constituted a "Change in Control" for purposes of the Special Agreements.

  Although the Merger Vote constituted a "Change in Control" under the Special Agreements, executives are generally entitled to certain benefits under the Special Agreements only upon termination of the executive's employment by Northrop Grumman for any reason other than "Cause" (as defined below) or by the executive for "Good Reason" (as defined below) within two years following a "Change in Control." Severance benefits consist of : (1) an amount equal to three times the executive's highest annual base salary in effect at any time up to and including the effective date of termination; (ii) an amount equal to three times the greater of (a) the executive's average annual bonus for the three full fiscal years prior to the effective date of termination, or (b) the executive's target annual bonus established for the bonus plan year during which the executive's termination occurs; (iii) an amount equal to the executive's unpaid base salary and accrued vacation pay through the effective date of termination, together with a pro rata portion of the executive's target bonus for the bonus plan year during which termination occurs. (iv) continuation for thirty-six months following the effective date of termination of all benefits pursuant to all welfare benefit plans under which the executive or his family is eligible to receive benefits as of the effective date of the "Change in Control," and further continuation of medical benefits for the lives of the executive and spouse; (v) a lump sum cash payment representing the present value of benefits accrued under Northrop Grumman's qualified defined benefit pension plan and supplemental retirement plans (calculated as though the executive's employment had continued for three years) offset by the actuarial present value equivalent of benefits payable to the executive from Northrop Grumman's qualified defined benefit pension plan accrued through the effective date of termination; and (vi) a lump sum cash payment equal to the entire balance of the executive's deferred compensation, if any, together with any interest thereon. The Special Agreements define "Good Reason" to include the assignment of the executive to duties materially inconsistent with the executive's authorities, duties, responsibilities and status (including titles and reporting requirements) as an officer of Northrop Grumman; a reduction of the executive's base salary as in effect on the date of the agreement; a significant reduction of the executive's aggregate incentive opportunities under the Northrop Grumman short and/or long term incentive programs as such opportunities exist on the date of the agreement or as increased thereafter; the failure to maintain the executive's relative level of coverage and accruals under the Northrop Grumman employee benefit and/or retirement plans, policies, practices or arrangements in which the executive participates as of the date of the agreement; the failure of Northrop Grumman to obtain a satisfactory agreement from any successor to assume and agree to perform Northrop Grumman obligations in under the agreement; and any purported termination of the executive's employment with Northrop Grumman that is not effected pursuant to the procedures set forth in the agreement. "Cause" is defined in the Special Agreements as (i) the executive's conviction for fraud, embezzlement, theft or another felony, or
(ii) the willful engaging by the executive in gross misconduct materially and demonstrably injurious to Northrop Grumman; provided that, no act or failure to act on the executive's part can be considered willful unless done or omitted to be done by that executive not in good faith and without reasonable belief that the act or omission was in the best interest of Northrop Grumman. The Special Agreements also provide that if, following a "Change in Control," excise taxes under Section 4999 of the Code apply to payments made under the Special Agreements or other plans or agreements, the executive will be entitled to receive an additional payment (net of income, Medicare and excise taxes) to compensate the executive for any excise tax imposed.

  Long-Term Incentive Stock Plans. The 1993 Stock Plan and the 1987 Stock Plan (collectively, the "Stock Plans"), permit grants to selected employees of the Company consisting of stock options ("Stock Options"), RPSRs, RSRs and RASs. A Stock Option granted under the Stock Plans is a right to purchase a number of shares of Common Stock for a specified period of time at a price per share not less than the fair market value on the date of grant. An RPSR is a right to receive a number of shares of Common Stock on a specified future date conditioned upon continued employment and Northrop Grumman's achievement of specified performance in relation to a list of peer companies. RSRs are the right to receive a specified number of shares of Common Stock contingent upon continued employment with the Company and other terms set forth in the Stock Plans. RASs are restricted shares of Common Stock granted under the 1987 Stock Plan.

  Under the Stock Plans, a "Change in Control" has the same definition as used in the Special Agreements. Consequently, the Merger Vote constituted a "Change in Control" for purposes of the Stock Plans, and, upon the Merger Vote, (a) all Stock Options under the Stock Plans vested and became fully exercisable;
(b) the RPSRs under the Stock Plans vested and became payable in shares of Northrop Grumman Common Stock, which payment is calculated based upon attainment of certain stock price performance targets; and (c) the RSRs and RASs under the Stock Plans vested and became distributable.

  1998 Restricted Stock Rights Plan. In response to the acceleration of RPSR, RSR and RAS stock awards under the Stock Plans caused by the Merger Vote, the uncertainty created by the Government's decision to challenge the Merger on antitrust grounds and the Company's agreement to defer the closing of the Merger pending resolution of the Government's antitrust challenge, the Compensation Committee and the Board of Directors of the Company concluded that it was in the Company's best interests to adopt a program to preserve the incentive and employee-retention benefits of such stock awards. The Compensation Committee and the Board of Directors also concluded that a program pursuant to which the shares of Common Stock issuable pursuant to such stock awards ("Shares") were placed into escrow for a period of time would have the effect of creating an incentive for such persons to remain with the Company and to create additional value in the Company in other ways in the event that the Merger is not consummated. Accordingly, on March 24, 1998, the Board of Directors adopted the 1998 Restricted Stock Rights Plan and related Ownership Retention Agreements (the "1998 Plan"). All executive officers of the Company (including the Named Executive Officers) have voluntarily agreed to participate in the 1998 Plan and have placed their Shares (net of tax withholding as described below) into escrow until the earlier of (i) March 1, 2000, (ii) a "Change in Control" (which includes consummation of the Merger) or (iii) the executive officer's death, qualifying Retirement (as defined therein) prior to March 1, 1999, disability or termination by the Company other than for Cause. They have also agreed to forfeit their Shares if they voluntarily leave the Company other than for Good Reason (which has the same definition as in the Special Agreements) or if they are terminated for Cause. Pursuant to the 1998 Plan, applicable tax owed with respect to receipt of the Shares is deemed to equal the value of the remaining 50% of vested Shares as of the vesting date (February 26, 1998), with any amount in excess of the amount the executive officers previously instructed the Company to withhold for taxes paid to the officer in cash.

  The 1998 Plan also applies to the vested Shares received by Northrop Grumman key employees other than executive officers, with the addition that, if such key employee voluntarily places 50% of his or her Shares into escrow, any such key employee also will receive an award of additional shares ("Additional Shares") of Common Stock if the Merger has not been consummated on or prior to July 1, 1998, and on the same restrictions and limitations described in the previous paragraph. The awards made to key employees will consist of a restricted stock right (the "Right") to receive, subject to the terms and conditions of the 1998 Plan, a number of Additional Shares equal to 14.5% of the total number of his or her Shares. Not more than 102,922 Additional Shares are subject to issuance under the 1998 Plan. Of the 710,963 Shares issued to the Company's executive officers and key employees, as of April 22, 1998, 524,546 Shares (approximately 74%) have been placed into escrow under the 1998 Plan.

  The Compensation Committee of the Board is responsible for administering the 1998 Plan, and shall have full and exclusive power to interpret the 1998 Plan and to adopt such rules, regulations and guidelines for carrying out the 1998 Plan as it may deem necessary or proper, all of which power shall be executed in the best interests of the Company and in keeping with the objectives of the 1998 Plan.

  The 1998 Plan will terminate on March 24, 2000, unless previously terminated by the Board of Directors of the Company.

COMPENSATION OF DIRECTORS

  The Company paid each director an annual retainer of $28,000 and an additional $1,000 for each Board and committee meeting attended during 1997. Committee chairmen are paid an annual retainer of $3,000. Any director who performs extraordinary services for the Board at the request of the Chairman of the Board or the chairman of a committee is paid $1,000 per day. Directors are reimbursed for all reasonable expenses in attending these meetings and in performing extraordinary services. Directors who are employees of the Company do not receive any compensation for their service as directors.

  The 1993 Stock Plan For Non-Employee Directors provides that 30% of the retainer earned by each director is paid in shares of the Common Stock, issued following the close of the fiscal year. In addition, directors may defer payment of all or a portion of their remaining retainer fees, Committee Chairman retainer fees and/or Board and committee meeting fees. Deferred compensation may either be distributed in shares of the Common Stock, issued after the close of the fiscal year, or placed in a Stock Unit account until the conclusion of a director-specified deferral period, generally for a minimum of two years from the time the compensation is earned. All deferral elections must be made prior to the beginning of the year for which the retainer and fees will be paid. Directors are credited with dividend equivalents in connection with the shares of the Common Stock which are distributed early in the year following the year earned or deferred into the Stock Unit account. The Board has adopted a Company stock ownership guideline for outside directors which provides that directors should hold shares of Common Stock equal in market value to three times the annual retainer, to be achieved within five years of joining the Board (for existing directors, five years from the 1995 date of adoption).

  The 1995 Stock Option Plan for Non-Employee Directors, as amended, provides for the annual grant of options to each non-employee director to purchase 1,500 shares of the Common Stock with an exercise price equal to the fair market value of the Common Stock on the grant date. The options have a term of ten years. If the individual ceases to serve as a director, the options continue to be exercisable for the lesser of five years or the expiration of the original term of the options. If termination is for cause, the options terminate when the director ceases to serve.

  The Northrop Grumman Corporation Board of Directors Retirement Plan (the "Retirement Plan") provides that outside directors, as defined in the Company's Bylaws, are eligible to receive a retirement benefit if they retire from the Board following completion of at least five or more consecutive years of service as an outside Board member. Outside directors are also eligible for benefits if they are ineligible to stand for election because they will have attained age 70 prior to the Annual Meeting of Stockholders and have not completed at least five consecutive years of service as an outside director. The annual benefit payable is equal to the annual retainer then being paid to active directors or such lesser amount as is provided for under the Retirement Plan. Benefits are payable for ten years or less (as set forth in the Retirement Plan), from the director's retirement date. In the case of a director's death while receiving benefits, the benefits are payable to the director's surviving spouse, as defined in the Retirement Plan. In the event of a change in control, all outside directors serving on the Board at that time shall be immediately vested and entitled to an annual benefit amount for each year of consecutive service. In addition, benefits payable under the Retirement Plan have been funded through the establishment of a grantor trust. In March 1997, the Board of Directors terminated the Retirement Plan with respect to future outside directors.

  On March 19, 1997, the Board of Directors adopted the Northrop Grumman Non-Employee Directors Equity Participation Plan (the "Equity Plan" and, together with the Retirement Plan, collectively, the "Directors Plans"). The Equity Plan is applicable to outside directors who become such after March 1, 1997 and directors serving prior to that date who elect to participate in the Equity Plan. Directors who elect to participate in the Equity Plan must terminate their participation in the Retirement Plan. Under the Equity Plan, outside directors shall have an amount equal to 50% of their annual retainer credited to an equity participation account and converted into stock units based on the then fair market value of the Common Stock. Existing directors who elect to participate in the Equity Plan will receive a special accrual into the equity participation account equal to the present value of accrued benefits under the Retirement Plan. Each stock unit will be credited with dividend equivalents, which will be deemed reinvested in additional stock units. Each outside director who terminates service after three or more years of service shall be entitled to receive cash payments from the equity participation account in a number of annual installments equal to the number of years for which benefits have been accrued (not to exceed ten), each installment to be in an amount equal to the dollar value of the equity participation account based on Common Stock value as of the date of determination of the installment payment, divided by the number of installments then remaining to be paid. Upon a change in control, benefits under the Equity Plan immediately vest. The Board of Directors believes that the Equity Plan will further align the interests of the directors with the interests of the stockholders by making this part of the directors' benefits dependent upon the value of the Common Stock.

  On April 26, 1998, the Board of Directors adopted resolutions pursuant to the applicable provisions of the Directors Plans that provide that the Merger Vote did not constitute a "Change in Control" for purposes of the Directors Plans unless and until the Merger closes. The Directors Plans were further amended to provide that a "Change in Control" involving a merger will occur only upon consummation of such merger under applicable state law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES

  On December 31, 1997, the following entities beneficially owned, to the Company's knowledge, more than five percent of the outstanding Common Stock:

                                                   AMOUNT AND NATURE
                                                     OF BENEFICIAL   PERCENT
   NAME AND ADDRESS OF BENEFICIAL OWNER                OWNERSHIP     OF CLASS
   ------------------------------------            ----------------- --------
   Wellington Management Company, LLP (a)          4,692,215 shares    6.97%
   75 State Street, Boston, MA 02109
   U.S. Trust Company of California, N.A. (b)(c)   4,125,187 shares    6.13%
   555 So. Flower St., Los Angeles, CA 90071-2429
   FMR Corp. (d)                                   4,102,879 shares    6.10%
   82 Devonshire Street, Boston, MA 02109

--------
(a) This information was provided by Wellington Management Company ("WMC") in a Schedule 13G filed with the SEC on February 10, 1998. According to WMC, as of the date set forth above, WMC had shared dispositive power over 4,692,215 shares but shared voting power over only 1,555,500 shares.
(b) This information was provided by U.S. Trust Company of California, N.A. ("U.S. Trust Company") in a Schedule 13G filed with the SEC on February 3, 1998. U.S. Trust Company is an Investment Manager (the "Investment Manager") for the Northrop Grumman Pension Plan and the pension plans for certain divisions of the Company (the "Pension Plans"); under the Trust, the Investment Manager has responsibility for the management and control of the Northrop Grumman shares held in the Trust as assets of the Pension Plans. The Investment Manager has shared dispositive and voting power over 4,125,187 shares.
(c) These shares are held for the account of (but not beneficially owned by) the Trustee (Bankers Trust Company; effective January 1, 1998, State Street Bank and Trust Company has been appointed by the Board of Directors of the Company as Trustee). The Investment Manager has voting power over these shares, except in the event of a contested election of directors or in connection with a tender offer. In such cases, the shares are voted in accordance with instructions received from eligible participants in the Pension Plans and undirected shares are voted in the same proportion as shares for which instructions are received.
(d) This information was provided by FMR Corp. ("FMR") in a Schedule 13G filed with the SEC on February 11, 1998. According to FMR, as of the date set forth above, FMR had sole dispositive power over 4,102,879 shares but sole voting power over only 415,379 shares.

  Based on records of the Northrop Grumman Savings and Investment Plan, as of December 31, 1997, a total of approximately 5,268,461 shares (7.83%) was held for the account of employee participants in the Employee Stock Ownership Plan portion of the Savings and Investment Plan for which Bankers Trust Company acts as a trustee.

STOCK OWNERSHIP OF OFFICERS AND DIRECTORS

  The following table shows beneficial ownership (as defined by applicable rules for proxy statement reporting purposes) of the Common Stock as of March 31, 1998 by each director and by the CEO and the other four most highly compensated executive officers (collectively, the "Named Executive Officers") and all directors and executive officers as a group. Each individual owned less than 1% of the outstanding Common Stock with the exception of Mr. Kresa, who owned 1.37% of the outstanding Common Stock. Unless otherwise indicated, each individual has sole investment power and sole voting power with respect to the shares owned by such person. No family relationship exists between any of the directors or executive officers of the Company.

                                               PERCENTAGE OF
                              NUMBER OF         OUTSTANDING
                                SHARES            SHARES
                             BENEFICIALLY      BENEFICIALLY
                                OWNED              OWNED
                             ------------      -------------
   Directors
    Jack R. Borsting........      3,995(1)            *
    John T. Chain, Jr.......      4,104               *
    Jack Edwards............      3,470               *
    Phillip Frost...........     12,176               *
    Robert A. Lutz..........      1,561               *
    Aulana L. Peters........      6,559               *
    John E. Robson..........      6,565               *
    Richard M. Rosenberg....      5,463               *
    John Brooks Slaughter...      3,104               *
    Richard J. Stegemeier...      6,108(2)            *
   Named Executive Officers
    Kent Kresa(3)...........    927,595(4)         1.37%
    Richard B. Waugh, Jr....     89,148(5)            *
    Richard R. Molleur......     91,334               *
    James G. Roche..........     70,876               *
    Ralph D. Crosby.........     47,828               *
    Directors and Executive
     Officers as a Group....  1,626,892(6)(7)      2.41%

--------
 * The percentage of shares of Common Stock beneficially owned does not exceed one percent of the outstanding shares of Common Stock.
(1) Includes 1,200 shares held in the Borsting Family Trust of which Dr. Borsting is trustee.
(2) Includes 1,000 shares held in the Richard J. Stegemeier Family Trust of which Mr. Stegemeier and his wife are trustees.
(3) Mr. Kresa also serves as Chairman of the Board.
(4) Includes 217,212 shares held by the Kresa Family Trust of which Mr. Kresa is trustee.
(5) Includes 12,324 shares held by the Waugh Family Trust of which Mr. Waugh and his wife are trustees.
(6) Includes options exercisable within 60 days and shares or share equivalents beneficially owned under one or more of the Company's compensation or benefit plans, respectively, as follows: J.R. Borsting -- 2,000 and 0 shares; J.T. Chain -- 2,500 and 0 shares; J. Edwards -- 2,500 and 331 shares; P. Frost -- 2,000 and 0 shares; R. Lutz -- 1,500 and 0 shares; A.L. Peters -- 2,500 and 3,038 shares; J.E. Robson -- 2,500 and 1,112 shares; R.M. Rosenberg -- 2,500 and 628 shares; J. Slaughter -- 2,500 and 0 shares; R.J. Stegemeier-- 2,500 and 323 shares; K. Kresa -- 661,400 and 5,057 shares; R.B. Waugh -- 60,400 and 3,147 shares; R.
    Molleur -- 70,000 and 0 shares; J.G. Roche -- 49,700 and 616 shares; and
    R. Crosby -- 42,680 and 2,622 shares.
(7) Directors and executive officers as a group owned approximately 2.41% of the outstanding shares as of March 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

  Ms. Peters is a partner of the law firm of Gibson, Dunn & Crutcher. Another partner of Gibson, Dunn & Crutcher is a consultant for the Company, providing analysis and advice with respect to pending and proposed legislation. The firm also provided legal counsel in connection with various corporate matters.

  Mr. Lutz is the Vice Chairman of Chrysler Corporation ("Chrysler"). Mr. Kresa is a director of Chrysler. In December 1996, Chrysler awarded the Company's Electronic Sensors and Systems Division facility in Puerto Rico a contract for power trains for Chrysler's electric vehicle program. The total amount paid by Chrysler to the Company in 1997 under this contract was $19,916,149.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) and Section 12b-15 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 1998.

                                          NORTHROP GRUMMAN CORPORATION

                                          By: /s/ Richard R. Molleur
                                             ---------------------------------
                                             Name:  Richard R. Molleur
                                             Title: Corporate Vice President
                                                    and General Counsel