Form 10-Q
period 1998-06-30
NORTHROP GRUMMAN CORP
filed 1998-07-30
CIK 72945

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to__________________

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



Common Stock outstanding as of  July 24, 1998        68,796,037 shares



                              Northrop Grumman Corporation and Subsidiaries


Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS
OF INCOME





                                             Three months        Six months
                                           ended June 30,     ended June 30,
Dollars in millions, except per share       1998     1997      1998     1997
----------------------------------------------------------------------------
Net sales                                 $2,139   $2,228    $4,153   $4,346

Cost of sales

    Operating costs                        1,710    1,746     3,328    3,451

    Administrative and general expenses      221      249       410      466
-----------------------------------------------------------------------------
Operating margin                             208      233       415      429

Merger costs                                  (6)      (2)     (186)      (2)

Interest expense                             (59)     (65)     (114)    (129)

Other, net                                     4        5        13        7
-----------------------------------------------------------------------------

Income before income taxes                   147      171       128      305
Federal and foreign income taxes              54       63        47      113
-----------------------------------------------------------------------------

Net income                                $   93   $  108    $   81   $  192
=============================================================================

Weighted average shares outstanding,
 in millions                                68.6     66.7      68.2     66.5

Basic earnings per share                  $ 1.36   $ 1.62    $ 1.19   $ 2.89

Diluted earnings per share                $ 1.34   $ 1.59    $ 1.17   $ 2.84

Dividends per share                       $  .40   $  .40    $  .80   $  .80
=============================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                                Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION



                                                     June 30,    December 31,
Dollars in millions                                      1998            1997
------------------------------------------------------------------------------

Assets
Cash and cash equivalents                          $       40     $        63
Accounts receivable, net of progress payments
   of  $3,254 in 1998 and $2,772 in 1997                1,432           1,441
Inventoried costs, net of progress payments
   of $550 in 1998 and $495 in 1997                     1,582           1,283
Deferred income taxes                                      80              82
Prepaid expenses                                           82              67
------------------------------------------------------------------------------
Total current assets                                    3,216           2,936
------------------------------------------------------------------------------


Property, plant and equipment                           3,105           3,109
Accumulated depreciation                               (1,784)         (1,763)
------------------------------------------------------------------------------

                                                        1,321           1,346
------------------------------------------------------------------------------

Goodwill, net of accumulated amortization of
    $290 in 1998 and $244 in 1997                       3,375           3,421
Other purchased intangibles, net of accumulated
    amortization of $254 in 1998 and $208 in 1997         850             896
Deferred income taxes                                     456             485
Prepaid pension cost, intangible pension asset
  and benefit trust funds                                 625             452
Investments in and advances to affiliates and
  sundry assets                                           134             141
-------------------------------------------------------------------------------
                                                        5,440           5,395
-------------------------------------------------------------------------------
                                                    $   9,977       $   9,677
===============================================================================







                                Northrop Grumman Corporation and Subsidiaries


                                                     June 30,    December 31,
Dollars in millions                                      1998            1997
------------------------------------------------------------------------------



Liabilities and Shareholders' Equity
Notes payable to banks                                 $   36        $   91
Current portion of long-term debt                         150           200
Trade accounts payable                                    465           463
Accrued employees' compensation                           364           366
Advances on contracts                                     421           410
Income taxes payable, including deferred
    income taxes of $689 in 1998 and $717 in 1997         737           733
Other current liabilities                                 454           452
----------------------------------------------------------------------------
Total current liabilities                               2,627         2,715
----------------------------------------------------------------------------
Long-term debt                                          2,706         2,500
Accrued retiree benefits                                1,740         1,716
Other long-term liabilities                                45            48
Deferred income taxes                                      88            75
Paid-in capital

  Preferred stock, 10,000,000 shares authorized; none issued
  Common stock, 200,000,000 shares authorized; issued and outstanding:
        1998 -- 68,743,309; 1997 -- 67,278,876            959           838
Retained earnings                                       1,834         1,807
Unfunded pension losses, net of taxes                     (22)          (22)
----------------------------------------------------------------------------
                                                        2,771         2,623
----------------------------------------------------------------------------
                                                       $9,977        $9,677
============================================================================




The accompanying notes are an integral part of these consolidated financial statements.


                                Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                   Six months ended June 30,
Dollars in millions                                       1998          1997
-----------------------------------------------------------------------------
Operating Activities
    Sources of Cash
      Cash received from customers
          Progress payments                             $  861        $1,112
          Other collections                              3,354         3,101
      Income tax refunds received                            8             1
      Interest received                                      1             3
      Other cash receipts                                    4             2
------------------------------------------------------------------------------
      Cash provided by operating activities              4,228         4,219
------------------------------------------------------------------------------
    Uses of Cash
      Cash paid to suppliers and employees               4,092         3,927
      Interest paid                                        106           119
      Income taxes paid                                     29            30
      Other cash disbursements                              29             3
-----------------------------------------------------------------------------
      Cash used in operating activities                  4,256         4,079
-----------------------------------------------------------------------------
    Net cash provided by (used in) operating activities    (28)          140
------------------------------------------------------------------------------
Investing Activities
    Additions to property, plant and equipment             (86)          (88)
    Proceeds from sale of property, plant and equipment     13            46
    Proceeds from sale of affiliates/operations                           20
    Other investing activities                              (1)           (1)
-----------------------------------------------------------------------------
    Net cash used in investing activities                  (74)          (23)
-----------------------------------------------------------------------------
Financing Activities
    Borrowings under lines of credit                       251           278
    Repayment of borrowings under lines of credit                       (247)
    Principal payments of long-term debt                  (150)         (100)
    Proceeds from issuance of stock                         32             5
    Dividends paid                                         (54)          (48)
-----------------------------------------------------------------------------
    Net cash provided by (used in) financing activities     79          (112)
-----------------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents            (23)            5
Cash and cash equivalents balance at beginning of period    63           123
-----------------------------------------------------------------------------
Cash and cash equivalents balance at end of period      $   40        $  128
=============================================================================




                                Northrop Grumman Corporation and Subsidiaries


                                                    Six months ended June 30,
Dollars in millions                                        1998          1997
------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash
Provided by(used in) Operating Activities
Net income                                               $   81        $  192
Adjustments to reconcile net income to net
  cash provided(used)
    Depreciation                                             95           114
    Amortization of intangible assets                        92            93
    Common stock issued to employees                         88             1
    Loss on disposals of property, plant and equipment        4             1
    Retiree benefits income                                 (97)          (24)
    Decrease(increase) in
      Accounts receivable                                  (261)         (403)
      Inventoried costs                                    (354)         (216)
      Prepaid expenses                                      (16)            5
    Increase(decrease) in
      Progress payments                                     310           254
      Accounts payable and accruals                          42           107
      Provisions for contract losses                         24            15
      Deferred income taxes                                  16            63
      Income taxes payable                                   32            23
      Retiree benefits                                      (88)          (90)
    Other transactions                                        4             5
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities      $  (28)       $  140
===============================================================================





The accompanying notes are an integral part of these consolidated financial statements.



                                Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY



                                                    Six months ended June 30,
Dollars in millions                                        1998          1997
------------------------------------------------------------------------------

Paid-in Capital
At beginning of year                                    $  838        $  784
Employee stock awards and options exercised                121             7
-----------------------------------------------------------------------------
                                                           959           791
-----------------------------------------------------------------------------
Retained Earnings
At beginning of year                                     1,807         1,502
Net income                                                  81           192
Cash dividends                                             (54)          (48)
-----------------------------------------------------------------------------
                                                         1,834         1,646
-----------------------------------------------------------------------------


Unfunded Pension Losses, Net of Taxes                      (22)           (4)
------------------------------------------------------------------------------


Total shareholders' equity                              $2,771        $2,433
=============================================================================







The accompanying notes are an integral part of these consolidated financial statements.



                                  Northrop Grumman Corporation and Subsidiaries


SELECTED INDUSTRY SEGMENT INFORMATION


                                 Three months ended June 30,    Six months ended June 30,
Dollars in millions                         1998        1997              1998       1997
------------------------------------------------------------------------------------------
Net Sales
Aircraft                                 $   989     $ 1,072           $ 1,959    $ 2,057
Electronics                                  971         986             1,871      1,961
Information Technology and Services          288         263               523        506
Intersegment sales                          (109)        (93)             (200)      (178)
------------------------------------------------------------------------------------------
                                         $ 2,139     $ 2,228           $ 4,153    $ 4,346
==========================================================================================
Operating Profit
Aircraft                                 $   162     $   143           $   309    $   277
Electronics                                   57          95               135        177
Information Technology and Services           32          23                55         47
------------------------------------------------------------------------------------------
Total operating profit                       251         261               499        501
Adjustments to reconcile operating
  profit to operating margin:
Other income included above                               (4)                1         (4)
State and local income taxes                 (10)          8               (20)        (5)
General corporate expenses                   (33)        (32)              (65)       (63)
------------------------------------------------------------------------------------------
Operating margin                         $   208     $   233           $   415    $   429
==========================================================================================
Contract Acquisitions
Aircraft                                 $   793     $ 1,271           $ 1,643    $ 1,906
Electronics                                  720       1,120             1,386      2,345
Information Technology and Services          260         202               510        430
Intersegment acquisitions                   (107)        (94)             (194)      (189)
------------------------------------------------------------------------------------------
                                         $ 1,666     $ 2,499           $ 3,345    $ 4,492
==========================================================================================
Funded Order Backlog
Aircraft                                                               $ 5,677    $ 6,894
Electronics                                                              4,977      5,542
Information Technology and Services                                        434        435
Intersegment backlog                                                       (34)       (58)
------------------------------------------------------------------------------------------
                                                                       $11,054    $12,813
=========================================================================================




                                Northrop Grumman Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in the company's 1997 Annual Report on Form 10-K.


Merger Agreement

On July 3, 1997, the company announced that it had entered into a definitive agreement with Lockheed Martin Corporation to combine the
companies.   On February 26, 1998, shareholders of Northrop Grumman
approved the merger.   On March 23, 1998, the U. S. Government filed
suit to block the combination. On July 16, 1998, Lockheed Martin notified the company that it was terminating its merger agreement with the company pursuant to the terms of the merger agreement.
     The company recorded a charge of $186 million through June 30, 1998, for costs related to the proposed merger. The charge covers vesting of restricted stock which became issuable following shareholder approval of the merger and other costs associated with the proposed merger, such as investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information.


Comprehensive Income

The company has adopted Statement of Financial Accounting Standards No.
130 - Reporting Comprehensive Income. This standard establishes new standards for the presentation and disclosure of other comprehensive income. There were no material items of other comprehensive income for the first six months of 1998 or 1997.


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







                            Northrop Grumman Corporation and Subsidiaries



     Basic and diluted earnings per share are calculated as follows:

                                                                                 Earnings
     Three months ended June 30,                  Net Income       Shares       per Share
                                                 -----------      --------      ---------
                                                  (millions)     (millions)

1998
     Basic EPS                                      $   93           68.6         $ 1.36
                                                    ======                        ======
     Dilutive effect of stock options and awards                      1.0
                                                                    -----
     Diluted EPS                                    $   93           69.6         $ 1.34
                                                    ======          =====         ======


1997
     Basic EPS                                      $  108           66.7         $ 1.62
                                                    ======                        ======
     Dilutive effect of stock options and awards                      1.2
                                                                     ----
     Diluted EPS                                    $  108           67.9         $ 1.59
                                                    ======           ====         ======



Six months ended June 30,

1998
     Basic EPS                                      $   81           68.2         $ 1.19
                                                    ======                        ======
     Dilutive effect of stock options and awards                      1.3
                                                                     ----
     Diluted EPS                                    $   81           69.5         $ 1.17
                                                    ======           ====         ======

1997
     Basic EPS                                      $  192           66.5         $ 2.89
                                                    ======                        ======
     Dilutive effect of stock options and awards                      1.2
                                                                     ----
     Diluted EPS                                    $  192           67.7         $ 2.84
                                                    ======           ====         ======




                                Northrop Grumman Corporation and Subsidiaries


Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF THE COMPANY'S FINANCIAL
         CONDITION AND THE RESULTS OF ITS OPERATIONS



Sales were 4 percent lower in both the second quarter and first half of 1998 versus the same periods of 1997, reflecting decreases in both the aircraft and electronics business segments.
     Aircraft segment sales decreased in the second quarter and first half of 1998 versus comparable periods of 1997 as a result of lower B-2 volume on both production and EMD contracts and the absence of sales from the company's Grumman Allied Industries subsidiary, which was sold last year. These declines are partially offset by increased Boeing jetliner shipset deliveries. Fifty-five 747 shipsets are now expected to be delivered in 1998.
     Electronics segment sales for the second quarter and first six months of 1998 declined as compared to the same periods last year due to lower volume in the marine systems and other electronics business areas.
     Sales by major program/business area and units delivered were:

                                                        Three months               Six months
$ in millions                                        1998       1997          1998       1997
---------------------------------------------------------------------------------------------

B-2                                               $   314    $   395       $   641    $   760
Surveillance Aircraft (E-8 Joint Stars, E-2)          291        278           577        523
Boeing Jetliners                                      249        221           482        425
Airborne Radar                                        167        151           315        296
Marine Systems                                        128        140           242        272
F/A-18                                                135        123           281        252
Electronic Countermeasures                             95         90           201        193
Space                                                  76         78           149        164
Airspace Management                                    75         63           138        129
C-17                                                   48         75           108        142
Information Technology and Services                   283        259           514        500
All Other                                             278        355           505        690
---------------------------------------------------------------------------------------------
                                                  $ 2,139    $ 2,228       $ 4,153    $ 4,346
=============================================================================================

                                                        Three months               Six months
Units                                                1998       1997          1998       1997
---------------------------------------------------------------------------------------------
B-2                                                     1                        2
747                                                    13        11             26         22
F/A-18 C/D                                              8         8             17         18
C-17                                                              2              2          4



                                 Northrop Grumman Corporation and Subsidiaries

     Operating margin includes pension income, net of deferred state taxes, of $62 million for the second quarter and $121 million for the first six months of 1998 as compared with $29 million and $58 million for the same periods of 1997. Substantially all of the pension income is attributable to the aircraft segment. Operating margin in the second quarter 1997 benefited $10 million from a reduction in deferred state income taxes.
     The amount and rate of operating profit earned on sales increased in the aircraft segment in the second quarter and first half of 1998 as compared with the same periods of 1997. The aircraft segment benefited in the second quarter and first six months of 1998 from increased pension income as well as the delivery of one B-2 bomber in each of the first two quarters of 1998 versus none in the first half of 1997. These improvements were partially offset by decreases in B-2 production, F/A-18C/D and C-17 sales and a $4 million charge recorded in the second quarter of 1998 related to plant closures.
     Electronics segment operating profit for the second quarter 1998 was reduced $8 million for a charge related to plant closures and $25 million by cumulative margin rate adjustments on the E-8 Joint STARS and E-2C programs.
An increase in the cost estimate to complete the remanufacture of the 707 jetliner, used as the Joint STARS platform, for Aircraft P4 was the primary cause of the Joint STARS adjustment. The company has announced that it is in discussions with the Air Force to identify and implement improved ways to reduce the extensive remanufacturing work required on future aircraft. The outcome of these discussions cannot be predicted at this time. The E-2C charge was due to increased costs incurred to overcome parts shortages on the program. Last year's first half included a $13 million pretax charge, recorded in the first quarter, related to an increase in the cost estimate to complete the company's work on the Directional Infrared Countermeasures
(DIRCM) program.
     The information technology and services business segment reported improved operating profit rates on increased sales for both the second quarter and first half of 1998 as compared with the same periods of 1997.
     In the first six months of 1998, the company recorded pretax charges of $186 million ($1.73 per share after tax) for merger costs related to the company's proposed combination with Lockheed Martin Corporation. The charges cover vesting of restricted stock that became issuable following shareholder approval of the merger as well as other costs associated with the proposed combination such as investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information. On July 16, 1998, Lockheed Martin Corporation notified the company that it was terminating its merger agreement with the company pursuant to the terms of the merger agreement.


                                Northrop Grumman Corporation and Subsidiaries


     Interest expense was $59 million for the second quarter 1998 and $114 million for the first half of 1998, down $6 million and $15 million, respectively, from the same periods last year. The decreases resulted principally from a lower average level of borrowings in the first half of 1998 compared with the first half of 1997.
     During the first half of 1998, $28 million of cash was used in operations versus the $140 million that was generated by operations in the first half of 1997. The decrease is primarily due to the increase in inventory to support increased production levels of Boeing jetliners. Cash generated from operating activities is expected to be sufficient in the last half of this year to finance capital expenditures and pay interest and dividends, although it is not expected that the year end debt level will decrease. The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.


Forward-Looking Information

This quarterly report on Form 10-Q, and, not by way of limitation, certain statements and assumptions in Management's Discussion and Analysis, contain or are based on "forward-looking" statements and information (as defined in the Private Securities Litigation and Reform Act of 1995) that involve risk and uncertainties, including statements and assumptions that reflect the company's views with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. The company's operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon many factors, including, without limitation, the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support as well as other economic, political and technological risks and uncertainties, including risks detailed in the company's filings with the Securities and Exchange Commission, including, not by way of limitation, any Form 10-K, Form 10-Q and proxy statements, among others.




                            Northrop Grumman Corporation and Subsidiaries


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The company has fixed-rate long-term debt obligations, most of which are not callable until maturity. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At June 30, 1998, no interest rate swap agreements were in effect.
     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.






Part II OTHER INFORMATION         Northrop Grumman Corporation and Subsidiaries

Item 1. Legal Proceedings


U.S. v. Lockheed Martin Corporation and Northrop Grumman Corporation

On July 16, 1998, the Board of Directors of Lockheed Martin Corporation voted to terminate the Agreement and Plan of Merger dated July 2, 1997. The Government has indicated that it will dismiss the antitrust litigation which was filed on March 23, 1998, against Lockheed Martin Corporation and Northrop Grumman Corporation to block the merger.

Zabielski v. Kent Kresa, et al.

On July 23, 1998, Northrop Grumman Corporation (the "Company") received notice that a shareholder derivative lawsuit had been filed against the Company, its Board of Directors and its Elected Officers. The action is filed in the Superior Court of California for the County of Los Angeles and contains allegations that the individual defendants breached their fiduciary duties to the Company and to its shareholders. The complaint also contains allegations that certain defendants were unjustly enriched by stock trades that were completed in violation of Federal and State
Securities Laws.    The complaint also threatens a direct action based on
the same allegations. The Company and the individual defendants deny the allegations and intend to vigorously defend the action.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Annual Meeting --

     The annual meeting of stockholders of Northrop Grumman Corporation was held on June 30, 1998.

(b) Election of Directors --

     The following Class I Director nominees were elected at the annual meeting:

     Jack R. Borsting
     Aulana L. Peters
     Richard M. Rosenberg
     Richard J. Stegemeier

     The Directors whose terms of office continue are:

     John T. Chain, Jr.
     Jack Edwards
     Phillip Frost
     Kent Kresa
     Robert A. Lutz
     John E. Robson
     John Brooks Slaughter

                                  II-1


                              Northrop Grumman Corporation and Subsidiaries


(c) The matters voted upon at the meeting and the results of each vote are as follows:


                                      Votes          Votes
For Directors:                         For          Withheld
                                     ----------     ---------

Jack R. Borsting                     55,733,469       966,095
Aulana L. Peters                     55,156,433     1,543,131
Richard M. Rosenberg                 55,731,194       968,370
Richard J. Stegemeier                55,722,829       976,735


                                       Votes         Votes        Shares         Broker
                                        For         Against      Abstaining    Non-Votes
                                  -----------      ---------     ----------    ---------

Ratification of the appointment
of Deloitte & Touche LLP as the
Company's independent auditors       56,020,319       461,452      217,893            -

Shareholder Proposal
regarding foreign military sales      2,227,673    45,284,384    2,295,019    6,892,488

Shareholder Proposal regarding
executive severance agreements        8,240,469    40,601,393      785,511    6,892,191




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     27   Financial Data Schedule

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.








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

                Northrop Grumman Corporation (Registrant)







Date:      July 30, 1998            by/s/R. B. Waugh, Jr.
                                    Richard B. Waugh, Jr.
                                    Corporate Vice President and Chief
                                    Financial Officer


Date:      July 30, 1998            by/s/J. H. Mullan
                                    John H. Mullan
                                    Acting Secretary







                                  II-3