Form 10-Q
period 1998-09-30
NORTHROP GRUMMAN CORP
filed 1998-10-26
CIK 72945

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                  or

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



Common Stock outstanding as of  October 19, 1998     68,817,686 shares

                                Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION


                                          September 30,   December 31,
Dollars in millions                                1998           1997
----------------------------------------------------------------------
Assets
Cash and cash equivalents                        $   80         $   63
Accounts receivable, net of progress payments
   of  $2,716 in 1998 and $2,999 in 1997          1,418          1,441
Inventoried costs, net of progress payments
    of $551 in 1998 and $495 in 1997              1,580          1,283
Deferred income taxes                                81             82
Prepaid expenses                                     65             67
-----------------------------------------------------------------------
Total current assets                              3,224          2,936
-----------------------------------------------------------------------

Property, plant and equipment                     3,115          3,109
Accumulated depreciation                         (1,807)        (1,763)
-----------------------------------------------------------------------
                                                  1,308          1,346
-----------------------------------------------------------------------

Goodwill, net of accumulated amortization of
  $313 in 1998 and $244 in 1997                   3,401          3,421
Other purchased intangibles, net of accumulated
  amortization of $278 in 1998 and $208 in 1997     826            896
Deferred income taxes                               396            485
Prepaid pension cost, intangible pension asset
  and benefit trust funds                           705            452
Investments in and advances to affiliates
  and sundry assets                                 112            141
-----------------------------------------------------------------------
                                                  5,440          5,395
-----------------------------------------------------------------------
                                                 $9,972         $9,677
=======================================================================

                            Northrop Grumman Corporation and Subsidiaries


                                          September 30,   December 31,
Dollars in millions                                1998           1997
-----------------------------------------------------------------------
Liabilities and Shareholders' Equity
Notes payable to banks                           $   26         $   91
Current portion of long-term debt                   200            200
Trade accounts payable                              400            463
Accrued employees' compensation                     372            366
Advances on contracts                               391            410
Income taxes payable, including deferred
 income taxes of $686 in 1998 and $717 in 1997      740            733
Other current liabilities                           446            452
-----------------------------------------------------------------------
Total current liabilities                         2,575          2,715
-----------------------------------------------------------------------
Long-term debt                                    2,710          2,500
Accrued retiree benefits                          1,671          1,716
Other long-term liabilities                          42             48
Deferred income taxes                                88             75
Paid-in capital
  Preferred stock, 10,000,000 shares authorized; none issued
  Common stock, 200,000,000 shares authorized;
      issued and outstanding:
        1998 -- 68,816,077; 1997 -- 67,278,876      986            838
Retained earnings                                 1,922          1,807
Unfunded pension losses, net of taxes               (22)           (22)
-----------------------------------------------------------------------
                                                  2,886          2,623
-----------------------------------------------------------------------
                                                 $9,972         $9,677
=======================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                            Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF INCOME



                                        Three months ended   Nine months ended
                                             September 30,       September 30,
Dollars in millions, except per share       1998      1997      1998      1997
------------------------------------------------------------------------------
Net sales                                 $2,213    $2,297    $6,366    $6,643
Cost of sales
  Operating costs                          1,769     1,878     5,097     5,329
  Administrative and general expenses        206       214       616       680
------------------------------------------------------------------------------
Operating margin                             238       205       653       634
Merger costs                                           (16)     (186)      (18)
Interest expense                             (59)      (68)     (173)     (197)
Other, net                                     5        41        18        48
------------------------------------------------------------------------------
Income before income taxes                   184       162       312       467
Federal and foreign income taxes              68        64       115       177
------------------------------------------------------------------------------
Net income                                $  116    $   98    $  197    $  290
==============================================================================

Weighted average shares outstanding,
  in millions                               68.9      66.9      68.4      66.7

Basic earnings per share                   $1.68     $1.46     $2.88     $4.35

Diluted earnings per share                 $1.67     $1.44     $2.83     $4.27

Dividends per share                        $ .40     $ .40     $1.20     $1.20
==============================================================================




The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED CONDENSED           Northrop Grumman Corporation and Subsidiaries
STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY


                                       Nine months ended September 30,
Dollars in millions                                1998           1997
----------------------------------------------------------------------
Paid-in Capital
At beginning of year                             $  838         $  784
Treasury stock transactions                                         (5)
Employee stock awards and options exercised         148             10
----------------------------------------------------------------------
                                                    986            789
----------------------------------------------------------------------
Retained Earnings
At beginning of year                              1,807          1,502
Net income                                          197            290
Cash dividends                                      (82)           (74)
----------------------------------------------------------------------
                                                  1,922          1,718
----------------------------------------------------------------------

Unfunded Pension Losses, Net of Taxes               (22)            (4)
----------------------------------------------------------------------

Total shareholders' equity                       $2,886         $2,503
======================================================================




The accompanying notes are an integral part of these consolidated financial statements.

                               Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS



                                             Nine months ended September 30,
Dollars in millions                                           1998      1997
----------------------------------------------------------------------------
Operating Activities
 Sources of Cash
   Cash received from customers
     Progress payments                                      $1,419    $1,646
     Other collections                                       4,980     4,909
   Income tax refunds received                                  23         1
   Interest received                                            12         4
   Other cash receipts                                           7         4
----------------------------------------------------------------------------
Cash provided by operating activities                        6,441     6,564
----------------------------------------------------------------------------
 Uses of Cash
   Cash paid to suppliers and employees                      6,156     6,039
   Interest paid                                               144       189
   Income taxes paid                                            38        47
   Other cash disbursements                                     31        19
----------------------------------------------------------------------------
   Cash used in operating activities                         6,369     6,294
----------------------------------------------------------------------------
   Net cash provided by operating activities                    72       270
----------------------------------------------------------------------------
Investing Activities
   Additions to property, plant and equipment                 (145)     (141)
   Payment for business purchased, net of cash acquired        (51)
   Proceeds from sale of property, plant and equipment          50        48
   Proceeds from sale of affiliates/operations                            19
   Other investing activities                                   (7)       (8)
----------------------------------------------------------------------------
   Net cash used in investing activities                      (153)      (82)
----------------------------------------------------------------------------
Financing Activities
   Borrowings under lines of credit                            295       421
   Repayment of borrowings under lines of credit                        (462)
   Principal payments of long-term debt                       (150)     (150)
   Proceeds from issuance of stock                              35         8
   Dividends paid                                              (82)      (74)
   Other financing activities                                             (6)
----------------------------------------------------------------------------
   Net cash provided by (used in) financing activities          98      (263)
----------------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents                 17       (75)
Cash and cash equivalents balance at beginning of period        63       123
----------------------------------------------------------------------------
Cash and cash equivalents balance at end of period          $   80    $   48
============================================================================

                               Northrop Grumman Corporation and Subsidiaries


                                       Nine months ended September 30,
Dollars in millions                                1998           1997
----------------------------------------------------------------------

Reconciliation of Net Income to Net Cash
    Provided by Operating Activities
Net income                                       $  197         $  290
Adjustments to reconcile net income to
  net cash provided
    Depreciation                                    150            164
    Amortization of intangible assets               139            139
    Common stock issued to employees                 88              1
    Loss on disposals of property,
      plant and equipment                             5              3
    Retiree benefits income                        (146)           (35)
    Decrease(increase) in
      Accounts receivable                           285           (524)
      Inventoried costs                            (354)          (189)
      Prepaid expenses                                2            (10)
    Increase(decrease) in
      Progress payments                            (228)           368
      Accounts payable and accruals                (116)            40
      Provisions for contract losses                 36             14
      Income taxes                                  110            134
      Retiree benefits                             (129)          (134)
    Other transactions                               33              9
----------------------------------------------------------------------
Net cash provided by operating activities        $   72         $  270
======================================================================

Noncash Investing Activities:
Purchase of business
    Fair value of assets acquired                $   67
    Cash paid                                       (56)
----------------------------------------------------------------------
    Liabilities assumed                          $   11
======================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                          Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION

                                       Three months ended   Nine months ended
                                            September 30,       September 30,
Dollars in millions                        1998      1997      1998      1997
-----------------------------------------------------------------------------
Net Sales
Aircraft                                $ 1,021   $ 1,186   $ 2,980   $ 3,243
Electronics                               1,042       966     2,913     2,927
Information Technology and Services         258       238       781       744
Intersegment sales                         (108)      (93)     (308)     (271)
-----------------------------------------------------------------------------
                                        $ 2,213   $ 2,297   $ 6,366   $ 6,643
=============================================================================
Operating Profit
Aircraft                                $   179   $   183   $   488   $   460
Electronics                                  95        46       230       223
Information Technology and Services          24        22        79        69
-----------------------------------------------------------------------------
Total operating profit                      298       251       797       752
Adjustments to reconcile operating
  profit to operating margin:
Other income included above                  (3)       (3)       (2)       (7)
State and local income taxes                (11)       (2)      (31)       (7)
General corporate expenses                  (46)      (41)     (111)     (104)
-----------------------------------------------------------------------------
Operating margin                        $   238   $   205   $   653   $   634
=============================================================================
Contract Acquisitions
Aircraft                                $ 1,123   $   751   $ 2,766   $ 2,657
Electronics                                 766       467     2,152     2,812
Information Technology and Services         197       156       707       586
Intersegment acquisitions                  (106)      (83)     (300)     (272)
-----------------------------------------------------------------------------
                                        $ 1,980   $ 1,291   $ 5,325   $ 5,783
=============================================================================
Funded Order Backlog
Aircraft                                                    $ 5,779   $ 6,459
Electronics                                                   4,701     5,043
Information Technology and Services                             373       353
Intersegment backlog                                            (32)      (48)
-----------------------------------------------------------------------------
                                                            $10,821   $11,807
=============================================================================

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

Merger Agreement
On July 3, 1997, the company announced that it had entered into a definitive agreement with Lockheed Martin Corporation to combine the
companies.   On February 26, 1998, shareholders of Northrop Grumman
approved the merger.   On March 23, 1998, the U. S. Government filed
suit to block the combination. On July 16, 1998, Lockheed Martin notified the company that it was terminating its merger agreement with the company pursuant to the terms of the merger agreement.
     The company recorded a charge of $186 million through September 30, 1998, for costs related to the proposed merger. The charge covers vesting of restricted stock which became issuable following shareholder approval of the merger and other costs associated with the proposed merger, such as investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information.

Comprehensive Income
The company has adopted Statement of Financial Accounting Standards
No. 130 - Reporting Comprehensive Income. This standard establishes new standards for the presentation and disclosure of other comprehensive income. There were no material items of other comprehensive income for the first nine months of 1998 or 1997.

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

                          Northrop Grumman Corporation and Subsidiaries



   Basic and diluted earnings per share are calculated as follows:

                                                                   Earnings
Three months ended September 30,          Net Income    Shares     per Share
                                          ----------    -------    ---------
                                           (millions)  (millions)
1998
    Basic earnings per share                  $116        68.9        $1.68
                                              ====                    =====
    Dilutive effect of stock options and awards             .7
                                                          ----
    Diluted earnings per share                $116        69.6        $1.67
                                              ====        ====        =====
1997
    Basic earnings per share                  $ 98        66.9        $1.46
                                              ====                    =====
    Dilutive effect of stock options and awards            1.2
                                                          ----
    Diluted earnings per share                $ 98        68.1        $1.44
                                              ====        ====        =====


Nine months ended September 30,

1998
    Basic earnings per share                  $197        68.4        $2.88
                                              ====                    =====
    Dilutive effect of stock options and awards            1.1
                                                          ----
    Diluted earnings per share                $197        69.5        $2.83
                                              ====        ====        =====
1997
    Basic earnings per share                  $290        66.7        $4.35
                                              ====                    =====
    Dilutive effect of stock options and awards            1.2
                                                          ----
    Diluted earnings per share                $290        67.9        $4.27
                                              ====        ====        =====

                               Northrop Grumman Corporation and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF THE COMPANY'S FINANCIAL
        CONDITION AND THE RESULTS OF ITS OPERATIONS


Sales were 4 percent lower in both the third quarter and first nine months of 1998 versus the same periods of 1997. Aircraft segment sales decreased in the quarter and nine month periods of 1998 versus comparable periods of 1997 principally due to lower B-2 volume and the sale in 1997 of the company's Grumman Allied Industries subsidiary. These declines were partially offset by increased Boeing jetliner shipset deliveries.
     Electronics segment sales for the third quarter increased by 8 percent over the same quarter last year, reflecting increases in surveillance aircraft and airspace management sales. Sales for the first nine months of 1998 are essentially unchanged from the level achieved in the same period of 1997. Increases in surveillance aircraft and airspace management sales were partially offset by lower volume in the marine systems and other electronics business areas.
     Sales by major program/business area and units delivered were:


                                      Three months         Nine months
$ in millions                       1998      1997      1998      1997
----------------------------------------------------------------------

B-2                               $  325    $  430    $  966    $1,190
Surveillance Aircraft
  (E-8 Joint Stars, E-2)             274       222       851       745
Boeing Jetliners                     267       211       749       636
Airborne Radar                       166       195       481       491
Marine Systems                       119       154       361       426
F/A-18                               137       144       418       396
Electronic Countermeasures           109        95       310       288
Space                                 65        63       214       227
Airspace Management                  138        65       276       194
C-17                                  83        73       191       215
Information Technology and Services  252       233       766       733
All Other                            278       412       783     1,102
----------------------------------------------------------------------
                                  $2,213    $2,297    $6,366    $6,643
======================================================================
                                      Three months         Nine months
Units                               1998      1997      1998      1997
----------------------------------------------------------------------
B-2                                    2         2         4         2
747                                   13        10        39        32
F/A-18 C/D                             8         8        25        26
C-17                                   4         2         6         6

                                Northrop Grumman Corporation and Subsidiaries

     Operating margin includes pension income, net of deferred state taxes, of $60 million for the third quarter and $181 million for the first nine months of 1998 as compared with $29 million and $87 million for the same periods of 1997. Substantially all of the pension income is attributable to the aircraft segment. Operating margin in the third quarter of 1998 was reduced $16 million for costs related to activities to realign operating units, consolidate facilities and laboratories, and exit certain business areas.
     The rate of operating profit earned on sales increased in the aircraft segment in the third quarter and first nine months of 1998 as compared with the same periods of 1997, reflecting increased pension income. This benefit was offset by lower operating margin rates on commercial aerostructures work and decreases in B-2 production and other aircraft business area sales. Two B-2 bombers were delivered in the third quarter of 1998 as well as in the third quarter of 1997.
The first nine month period of 1998 benefited from four B-2 bomber deliveries as compared to two deliveries for the same period of 1997.
     The amount and rate of operating profit earned on sales increased in the electronics segment in the third quarter and first nine month periods as compared with the same periods of 1997. Electronics business segment operating profit for the third quarter of last year was reduced $53 million by a cumulative margin rate adjustment on the E-8 Joint STARS. The charge was related principally to an increase in the number of hours required to remanufacture Boeing 707 jetliners, used as the Joint STARS platform. The charge was partially offset by settlement of a claim involving work performed in the 1980s on the MX missile Interface Test Adapter, which resulted in an $8 million increase in operating margin and $12 million in interest income for the third quarter of 1997.
     Electronics business segment operating profit in the first nine months of 1998 increased slightly on flat sales as compared to the same period a year ago. Last year's first nine month results included the $53 million downward cumulative margin rate adjustment on the E-8 Joint STARS and a $13 million pretax charge related to an increase in the cost estimate to complete the company's work on the Directional
Infrared Countermeasures (DIRCM) program. In the second quarter of this year, the company recorded an $8 million charge for plant closures and $25 million downward cumulative margin rate adjustments on the E-8 Joint STARS and E-2C programs. An increase in the cost to complete the remanufacture of the 707 jetliner for production aircraft No. 4 was the primary cause of the Joint STARS adjustment. This aircraft was delivered in the third quarter of 1998.
     The company has reached an agreement with the Air Force that will reduce the extensive remanufacturing work required for the Joint STARS. In addition, the company and the Air Force have established the framework to discuss further contractual adjustments on the program. The company has not included any operating margin from the Joint STARS production program in its financial results for this year. The financial impact, if any, of these discussions is not expected to be known until sometime in the first half of 1999.

                          Northrop Grumman Corporation and Subsidiaries

     The information technology and services business segment reported improved operating profit rates on increased sales for both the third quarter and first nine month periods of 1998 as compared with the same periods of 1997.
     In the first nine months of 1998, the company recorded pretax charges of $186 million ($1.73 per share after tax) for merger costs related to the company's proposed combination with Lockheed Martin Corporation. The charges cover vesting of restricted stock that became issuable following the February 1998 shareholder approval of the merger as well as other costs associated with the proposed combination such as investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information. On July 16, 1998, Lockheed Martin Corporation notified the company that it was terminating its merger agreement with the company pursuant to the terms of the merger agreement. Merger costs reported in 1997 are associated with the Logicon merger.
     Other income for the third quarter of last year benefited by $24 million from the recovery of a portion of a charge recorded in 1996 related to the sale of the company's Perry, Georgia facility, and by $12 million in interest income related to the MX missile ITA claim settlement.
     Interest expense was $59 million for the third quarter of 1998 and $173 million for the first nine months of 1998, down $9 million and $24 million, respectively, from the same periods last year. The decreases resulted principally from a lower average level of borrowings in the first nine months of 1998 as compared with the same period of 1997.
     During the first nine months of 1998, $72 million of cash was generated by operations versus the $270 million generated in the first nine months of 1997. The decline in the amount generated from operating activities is primarily due to the increase in working capital for commercial aerostructures to support increased production levels. In the last quarter of this year, cash generated from operating activities is expected to be more than sufficient to finance capital expenditures and dividends. The company's liquidity and financial flexibility is expected to continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.

Year 2000 Issues
The company continues to implement its program to address the Year 2000 issue. The program, which was begun in 1996, consists of the following phases: assessing, planning, remediating, and testing-validating.
The project encompasses the entire company and all aspects of Year 2000 compliance including software applications, mainframe environment, desktop equipment, networks, telecommunications, department supported systems, facilities systems, and embedded systems in product deliverables. The company also is working with its customers and suppliers to assess their Year 2000 readiness, reviewing contracts for Year 2000 liability, and developing remediation and contingency plans where appropriate.
                                 I-12

                          Northrop Grumman Corporation and Subsidiaries


     The assessment and planning phases are substantially complete.
The company is on track to complete the remediation and testing-validating phases in all critical areas by the end of 1998. Activities scheduled to be completed in 1999 include low risk upgrades which will be addressed by normal maintenance activities and various vendor supplied software upgrades that will become available in late 1998 and early 1999.
     The company has a formal planning, measurement and reporting process for the Year 2000 project.  This process includes regular progress briefings to senior management and to the audit committee of the Board of Directors.
     The company separately identifies the costs of Year 2000 remedial efforts only for internal information services personnel, principally
as a planning and control tool.   The total costs of these efforts
incurred during the years 1996 through 1999 are expected to be approximately $40 million, most of which will be expended in 1998.
Year 2000 costs are allowable costs under applicable government contracting regulations. Accordingly, the portion of Year 2000 costs allocable to contracts is being so charged as part of normal overhead pursuant to approved methods established for the purpose. Based on information available to date, management does not anticipate that future expenditures for required modifications and conversions will have a material adverse effect on the company's financial position, results of operations, or cash flows.
     Northrop Grumman cannot predict the eventual outcome associated with the innumerable possible situations that could result from whatever computer failures might occur, internally or among its customers and suppliers, and the impact that such failures might have on Northrop Grumman's ability to perform its day to day operations.
If required modifications and conversions are not made as planned, serious adverse impact to the operations of the company could result.
In addition, Year 2000 problems could adversely affect the ability of customers and critical suppliers to meet their contractual commitments
to the company.   Some of these developments, should they occur, could
have a material adverse impact on the financial position, results of operations, or cash flows of Northrop Grumman.
     As stated above, management plans to complete a substantial portion of remediation and testing-validating in 1998, with a minor number of activities to be addressed in 1999. Contingency and resumption planning will be required to address potential computer failures that either are 1) of greatest risk for potential failure or 2) might impact mission critical systems. Assessment of Year 2000 progress is a critical input to the development of contingency plans and the formulation of such plans is expected to commence in the fourth quarter of 1998 and continue into 1999.

                          Northrop Grumman Corporation and Subsidiaries


Forward-Looking Information

This quarterly report on Form 10-Q, and, not by way of limitation, certain statements and assumptions in Management's Discussion and Analysis, contain or are based on "forward-looking" statements and information (as defined in the Private Securities Litigation and Reform Act of 1995) that involve risk and uncertainties, including statements and assumptions that reflect the company's views with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. The company's operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon many factors, including, without limitation, the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; the ability of the company, its customers and suppliers to become Year 2000 compliant; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support as well as other economic, political and technological risks and uncertainties, including risks detailed in the company's filings with the Securities and Exchange Commission, including, not by way of limitation, any Form 10-K, Form 10-Q and proxy statements, among others.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The company has fixed-rate long-term debt obligations, most of which are not callable until maturity. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At September 30, 1998, no interest rate swap agreements were in effect.
     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

                              Northrop Grumman Corporation and Subsidiaries

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Zabielski and related cases

In July and August 1998, three shareholder derivative lawsuits, respectively encaptioned Zabielski v. Kent Kresa, et al., Harbor Finance Partners v. Kent Kresa et al., and Clarren v. Kent Kresa, et al., were filed in the Superior Court of California for the County of Los Angeles. These lawsuits each contain similar allegations that the directors of the Company and certain of its officers breached their fiduciary duties in connection with the shareholder vote approving the proposed acquisition of the Company by Lockheed Martin Corporation, and that certain defendants engaged in stock trades in violation of federal and state securities laws. The lawsuits are purportedly brought on the Company's behalf and do not seek relief against the Company.
Defendants have filed demurrers based on plaintiffs' failure to make a pre-suit demand on the Board of Directors, and also have moved to stay discovery pending the resolution of the demurrers. The defendants deny the allegations made in these actions and intend to defend the actions vigorously.

Fanni and related cases

Five shareholder class action lawsuits, making similar allegations, were filed in the United States District Court for the Central District of California against the Company, its directors, and certain of its officers. Three of these lawsuits, respectively encaptioned Fanni v. Northrop Grumman Corp., et al., Schnee v. Northrop Grumman Corp., et al, and Florida State Board of Admin. v. Northrop Grumman Corp., et al., allege that defendants issued misleading proxy materials in connection with the proposed acquisition of the Company by Lockheed Martin Corporation, in violation of the federal securities laws. Two of these lawsuits, respectively encaptioned Burroughs v. Northrop Grumman Corp., et al., and Miller, et al. v. Northrop Grumman Corp., et al., allege that defendants disseminated misleading information in connection with the proposed acquisition, in violation of the federal securities laws, thereby artificially inflating the market price of the Company's common stock. Plaintiffs have moved to consolidate Fanni, Schnee and Florida State Board of Admin. into one action, and Burroughs and Miller into another action, and to have a lead plaintiff and lead counsel appointed in each consolidated case. The Company and the individual defendants deny the allegations made in these actions and intend to defend the actions vigorously.

U.S. ex rel. McMorrough v. Northrop Grumman Corporation

In October 1998, the United States, acting through the Department of Justice, intervened in a portion of this civil action filed in the U.S. District Court for the Western District of Louisiana. The government intervened in the portion of the complaint that alleges the Company knowingly supplied improperly heat treated parts for JSTARS aircraft in 1994 and 1995, in violation of the False Claims Act; the government seeks unspecified damages in connection with the alleged violations. The Company intends to defend this matter vigorously and does not expect this matter to have a material adverse effect on its financial condition.
                                 II-1

                          Northrop Grumman Corporation and Subsidiaries

Item 2. Changes in Securities and Use of Proceeds


Rights Agreement
On September 16, 1998, the Board of Directors of the Corporation declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $1.00 per share (the "Common Shares"), of the Corporation. The dividend is payable to the stockholders of record on October 2, 1998 (the "Record Date"), and with respect to Common Shares issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to Common Shares issued after the Distribution Date. Except as set forth below, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Corporation one one-thousandth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share (the "Preferred Shares"), of the Corporation at a price of $250.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (the "Rights Agent"), dated as of September 23, 1998.
     Initially, the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of (i) a person or group of affiliated or associated persons having acquired beneficial ownership of 15% or more of the outstanding Common Shares (except pursuant to a Permitted Offer, as hereinafter defined); or (ii) 10 days (or such later date as the Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group becoming an Acquiring Person (as hereinafter defined) (the earliest of such dates being called the "Distribution Date"). A person or group whose acquisition of Common Shares causes a Distribution Date pursuant to clause (i) above is an "Acquiring Person." The date that a person or group becomes an Acquiring Person is the "Shares Acquisition Date."
     The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights) new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon

                          Northrop Grumman Corporation and Subsidiaries



as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date (and to each initial record holder of certain Common Shares issued after the Distribution Date), and such separate Right Certificates alone will evidence the Rights.
     The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 31, 2008, unless earlier redeemed by the Corporation as described below.
     In the event that any person becomes as Acquiring Person (except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate and in the best interests of the Corporation, its stockholders and other relevant constituencies, other than such Acquiring Person, its affiliates and associates ( a "Permitted Offer")), each holder of a Right will thereafter have the right (the "Flip-In Right") to receive upon exercise the number of Common Shares or of one one-thousandth of a share of Preferred Shares (or, in certain circumstances, other securities of the Corporation) having a value (immediately prior to such triggering event) equal to two times the exercise price of the Right. Notwithstanding the foregoing, following the occurrence of the event described above, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person or any affiliate or associate thereof will be null and void.
     In the event that, at any time following the Shares Acquisition Date, (i) the Corporation is acquired in a merger or other business combination transaction in which the holders of all of the outstanding Common Shares immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation's voting power, or (ii) more than 50% of the Corporation's assets or earning power is sold or transferred, in either case with or to an Acquiring Person or any affiliate or associate or any other person in which such Acquiring Person, affiliate or associate has an interest or any person acting on behalf of or in concert with such Acquiring Person, affiliate or associate, or, if in such transaction all holders of Common Shares are not treated alike, any other person, then each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right (the "Flip-Over Right") to receive, upon exercise, common shares of the acquiring company having a value equal to two times the exercise price of the Right. The holder of a Right will continue to have the Flip-Over Right whether or not such holder exercises or surrenders the Flip-In Right.

                          Northrop Grumman Corporation and Subsidiaries



     The Purchase Price payable, and the number of Preferred Shares, Common Shares or other securities issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).
     The number of outstanding Rights and the number of one one-thousandths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date.
     Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $10.00 per share but, if greater, will be entitled to an aggregate dividend per share of 1,000 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $1,000 per share, provided that the holders will be entitled to an aggregate payment per share of at least 1,000 times the aggregate payment made per Common Share.
These rights are protected by customary antidilution provisions. In the event that the amount of accrued and unpaid dividends on the Preferred Shares is equivalent to six full quarterly dividends or more, the holders of the Preferred Shares shall have the right, voting as a class, to elect two directors in addition to the directors elected by the holders of the Common Shares until all cumulative dividends on the Preferred Shares have been paid through the last quarterly dividend payment date or until non-cumulative dividends have been paid regularly for at least one year.
     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are one one-thousandth or integral multiples of one one-thousandth of a Preferred Share, which may, at the election of the Corporation, be evidenced by depository receipts) and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

                          Northrop Grumman Corporation and Subsidiaries



     At any time prior to the earlier to occur of (i) a person becoming an Acquiring Person or (ii) the expiration of the Rights, and under certain other circumstances, the Corporation may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price") which redemption shall be effective upon the action of the Board of Directors. Additionally, following the Shares Acquisition Date, the Corporation may redeem the then outstanding Rights in whole, but not in part, at the Redemption Price, provided that such redemption is in connection with a merger or other business combination transaction or series of transactions involving the Corporation in which all holders of Common Shares are treated alike but not involving an Acquiring Person or its affiliates or associates.
     All of the provisions of the Rights Agreement may be amended by the Board of Directors of the Corporation prior to the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, defect or inconsistency, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement.
     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Corporation, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders of the Corporation, stockholders may, depending upon the circumstances, recognize taxable income should the Rights become exercisable or upon the occurrence of certain events thereafter.

                             Northrop Grumman Corporation and Subsidiaries


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

          4(a) Rights Agreement, dated as of September 23, 1998, between Northrop Grumman Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Forms 8-A12B and 8-A12B/A filed
               September 24, 1998).

          27   Financial Data Schedule

(b)       Reports on Form 8-K
          No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.







                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Northrop Grumman Corporation (Registrant)





Date:  October 26, 1998             by/s/N. F. Gibbs
                                    Nelson F. Gibbs
                                    Corporate Vice President and Controller



Date:  October 26, 1998             by/s/J. H. Mullan
                                    John H. Mullan
                                    Acting Secretary