Form 10-K
period 1998-12-31
NORTHROP GRUMMAN CORP
filed 1999-03-23
CIK 72945

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period from                              Commission file number
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 10, 1999, 68,867,693 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $4,172 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders.
Part III

                                    PART I

Item 1.  Business

     Northrop Corporation was incorporated in Delaware in 1985. Effective May 18, 1994, Northrop Corporation was renamed Northrop Grumman Corporation. Northrop Grumman is an advanced technology company operating in the Integrated Systems and Aerostructures (ISA), Electronic Sensors and Systems (ESS), and Information Technology (Logicon) segments of the broadly defined aerospace industry. The ISA segment includes the design, development and manufacturing of aircraft and aircraft subassemblies. The ESS segment includes the design, development, manufacturing and integration of electronic systems and components for military and commercial use. The Information Technology (Logicon) segment includes the design, development, operation and support of computer systems for scientific and management information.

     Additional information required by this Item is contained in Part II, Item 7 of this Annual Report on Form 10-K.

Item 2.  Properties

     The major locations, general status of the company's interest in the property and identity of the industry segments that use the property described, are indicated in the following table.

          Location                                             Property Interest
          --------                                             -----------------
      Albuquerque, New Mexico (3) (a)........................             Leased
      Annapolis, Maryland (2) (b) (e)........................              Owned
      Arlington, Virginia (2) (3) (4) (a) (c)................             Leased
      Auburn, Washington (1) (c).............................             Leased
      Baltimore, Maryland (2) (a) (c)........................             Leased
      Benton, Pennsylvania (2) (b)...........................             Leased
     *Bethpage, New York  (1) (2) (3) (4) (a)(b) (c) (d) (e).      Owned, Leased
      Bohemia, New York (3) (a)..............................              Owned
      Bremerton, Washington (2) (d)..........................             Leased
      Bridgeport, West Virginia (2) (a) (b)..................      Owned, Leased
      Burlington, Canada (2) (a) (b) (d).....................              Owned
      Calverton, New York (1) (a) (d) (e)....................              Owned
      Carson, California (1) (c).............................             Leased
      Chandler, Arizona (1) (b)..............................              Owned
      Chesapeake, Virginia (1) (3) (a).......................             Leased
      Cincinnati, Ohio (2) (b)...............................             Leased
      Clearfield, Utah (1) (c)...............................             Leased
      Cleveland, Ohio (2) (a) (b)............................              Owned
      College Station, Texas (2) (b).........................              Owned
      Colorado Springs, Colorado (3) (a).....................             Leased
      Compton, California (1) (b) (c) (e)....................      Owned, Leased
      Dahlgren, Virginia (3) (a).............................             Leased
      El Segundo, California (1) (a) (b) (c) (d) (e).........              Owned
      Elk Grove Village, Illinois (2) (c)....................             Leased
      Elkridge, Maryland (2) (c) (d).........................             Leased
      Fairfax, Virginia (3) (a)..............................             Leased
      Falls Church, Virginia (3) (a).........................             Leased
      Fort Tejon, California (1) (d).........................      Owned, Leased
      Glen Burnie, Maryland (2) (a)..........................              Owned
      Grand Prairie, Texas (1) (a) (b) (c) (d) (e)...........      Owned, Leased
      Hawthorne, California (1) (2) (4) (a) (b) (c) (d) (e)..      Owned, Leased
      Herndon, Virginia (3) (a) (c)..........................             Leased
     *Hicksville, New York (2) (a) (d) (e)...................      Owned, Leased
      Hunt Valley, Maryland (2) (a) (b) (e)..................      Owned, Leased
      Huntsville, Alabama (2) (3) (a) (b) (c) (e)............             Leased
      Jacksonville, Florida (2) (a) (c) (d) (e)..............             Leased
      Knoxville, Tennessee (2) (3) (a).......................             Leased
      Lake Charles, Louisiana (1) (a) (b) (e)................             Leased
      Lexington, South Carolina (2) (c)......................              Owned
      Linthicum, Maryland (2) (a) (b) (c) (e)................      Owned, Leased
      Los Angeles, California (2) (3) (4) (a)................             Leased

      Melbourne, Florida (1) (a) (b) (c) (e).................      Owned, Leased
      Melville, New York (2) (d).............................             Leased
      Middleton, Rhode Island (3) (a)........................      Owned, Leased
      Milledgeville, Georgia (1) (a) (b) (c) (d) (e).........      Owned, Leased
      New Town, North Dakota (1) (b) (c).....................      Owned, Leased
      Newport News, Virginia (3) (a).........................             Leased
      Northfields, United Kingdom (2) (a)....................             Leased
      Norwalk, Connecticut (2) (b)...........................             Leased
      Palmdale, California (1) (a) (b) (c) (d) (e)...........      Owned, Leased
      Perry, Georgia (1) (a) (b) (c) (e).....................             Leased
      Pico Rivera, California (1) (a) (b) (c) (d) (e)........      Owned, Leased
      Pittsburgh, Pennsylvania (2) (d).......................             Leased
      Point Mugu, California (1) (a) (b) (c).................      Owned, Leased
      Portsmouth, Rhode Island (4) (b).......................      Owned, Leased
      Reston, Virginia (3) (a)...............................             Leased
      Rolling Meadows, Illinois (2) (3) (a) (b) (c)..........      Owned, Leased
      San Diego, California (1) (3) (a) (b) (c)..............      Owned, Leased
      San Pedro, California (3) (a) (c)......................      Owned, Leased
      Santa Isabel, Puerto Rico (2) (b) (d)..................             Leased
      St. Augustine, Florida (1) (a) (b) (c) (d).............      Owned, Leased
      Stuart, Florida (1) (a) (b) (c)........................             Leased
      Sunnyvale, California (2) (3) (a) (b)..................      Owned, Leased
      Sykesville, Maryland (2) (b)...........................              Owned
      Tacoma, Washington (3) (a).............................             Leased
      Torrance, California (1) (b) (c) (a)...................      Owned, Leased
      Warner Robins, Georgia (2) (a) (c).....................      Owned, Leased

__________

* Certain portions of the properties at each of these locations are leased or subleased to others. The company believes that in the aggregate the property covered by such leases or subleased to others is not material compared to the property actually utilized by the company in its business.

Following each described property are numbers indicating the reporting segments utilizing the property:

         (1) Integrated Systems and Aerostructures
         (2) Electronic Sensors and Systems
         (3) Information Technology
         (4) General Corporate Asset

Following each described property are letters indicating the types of facilities located at each location:

         (a) office
         (b) manufacturing
         (c) warehouse
         (d) research and testing
         (e) other

     Government-owned facilities used or administered by the company consist of 8 million square feet at various locations across the United States.

     The company believes its properties are well-maintained and in good operating condition. Under present business conditions and the company's volume of business, productive capacity is currently in excess of requirements.

Item 3.  Legal Proceedings

Walsh, et al. v. Northrop Grumman Corporation
---------------------------------------------

     In November 1994, a class action complaint was filed against Northrop Grumman Corporation, Grumman Corporation, and four named individuals in the U.S. District Court of the Eastern District of New York, Case No. CV94-5105 (Platt C.J.). A first amended complaint was filed on November 29, 1994 alleging that Grumman Corporation's March 8 and April 4, 1994 Form 14D-9 filings with the Securities and Exchange Commission incorporated a statement concerning the Grumman Severance Plan which violated Sections 10(b) and 14(e) of the Securities and Exchange Act of 1934, as amended (the "Act") and Rule 10b-5 of the Rules and Regulations under the Act. The complaint also contains a cause of action for equitable estoppel based upon the same statement and plaintiffs' alleged reliance thereon. The complaint also alleges that the trustees of Grumman's Employee Investment Plan ("EIP") violated their fiduciary obligations by voting the EIP's shares in favor of the merger of Grumman Corporation and Northrop Corporation (the "Acquisition") without consulting the class members. The complaint seeks an order enjoining the defendants from amending or discontinuing the Grumman Severance Plan for a period of thirty (30) months from the date of the Acquisition and an order mandating that defendants permit class members who have accepted voluntary termination with severance pay to rescind their elections. On December 8, 1994, the court denied plaintiff's application for a preliminary injunction but declined to dismiss the action. On April 7, 1995, the court granted plaintiff's motion to amend their complaint to add a claim for damages based on post Acquisition changes to Grumman benefit plans. In July 1995, the court certified a class of plaintiffs consisting of all employees who, at the time of the tender offer, were Grumman employees, owned Grumman stock either directly or beneficially through the EIP, and were injured as a result of defendants' conduct. The liability trial of this matter began in late 1997 and concluded in 1998. The parties reached a tentative settlement whereby, Northrop Grumman will pay six million dollars into a settlement fund for distribution to class members. Following a Fairness Hearing on February 26, 1999 at which the District Court was asked to approve the settlement and to dismiss the case with prejudice, the court took the matter under submission.

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

Zabielski and related cases
---------------------------

     In July and August 1998, three shareholder derivative lawsuits, respectively encaptioned Zabielski v. Kent Kresa, et al., Harbor Finance
                         -----------------------------------------------
Partners v. Kent Kresa et al., and Clarren v. Kent Kresa, et al., were filed in
----------------------------------------------------------------
the Superior Court of California for the County of Los Angeles. These lawsuits each contain similar allegations that the directors of the company and certain of its officers breached their fiduciary duties in connection with the shareholder vote approving the proposed acquisition of the company by Lockheed Martin Corporation, and that certain defendants engaged in stock trades in violation of federal and state securities laws. The lawsuits are purportedly brought on the company's behalf and do not seek relief against the company. The defendants deny the allegations made in these actions and intend to defend the actions vigorously.

Fanni and related cases
-----------------------

     Five shareholder class action lawsuits, making similar allegations, were filed in the United States District Court for the Central District of California against the company, its directors, and certain of its officers. Three of these lawsuits, respectively encaptioned Fanni v. Northrop Grumman Corp., et al.,
                                   ----------------------------------------
Schnee v. Northrop Grumman Corp., et al., and Florida State Board of Admin. v.
----------------------------------------      --------------------------------
Northrop Grumman Corp., et al. allege that defendants issued misleading proxy
------------------------------
materials in connection with the proposed acquisition of the company by Lockheed Martin Corporation, in violation of the federal securities laws. Two of these lawsuits, respectively encaptioned Burroughs v. Northrop Grumman Corp., et al.,
                                   -------------------------------------------
and Miller, et al. v. Northrop Grumman Corp., et al., allege that defendants
    ------------------------------------------------
disseminated misleading information in connection with the proposed acquisition, in violation of the federal securities laws, thereby artificially inflating the market price of the company's common stock. The District Court consolidated Fanni, Schnee and Florida State Board of Admin. into one action, and Burroughs
-------------     -----------------------------                      ---------
and Miller into another action.  Plaintiffs served Amended Consolidated
    ------
Complaints and defendants have moved to dismiss the actions for failing to state a claim upon which relief could be granted. A decision on the motions is expected in the second quarter of 1999. The company and the individual defendants deny the allegations made in these actions and intend to defend the actions vigorously.

U.S. ex rel. McMorrough v. Northrop Grumman Corporation
-------------------------------------------------------

     In October 1998, the United States, acting through the Department of Justice, intervened in a portion of this civil action filed in the U.S. District Court for the Western District of Louisiana. The government intervened in the portion of the complaint that alleges the company knowingly supplied improperly heat-treated parts for Joint STARS aircraft in 1994 and 1995, in violation of the False Claims Act. The government seeks unspecified damages in connection with the alleged violations. The company intends to vigorously defend this matter.

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

Executive Officers of the Registrant

     The following individuals were the elected officers of the company as of March 1999:

                                                                                                Business Experience
Name                         Age                Office Held                Since                  Last Five Years
-----------------------    -------  -----------------------------------  ---------   ---------------------------------------------
Kent Kresa                      61  Chairman, President & CEO                 1990

Herbert W. Anderson             59  Corporate Vice President,                 1998  Corporate Vice President and General
                                    President and Chief Executive                   Manager, Data Systems & Services Division;
                                    Officer, Logicon, Inc.                          Prior to 1995, Vice President and Deputy
                                                                                    General Manager, Data Systems and Services
                                                                                    Division

Ralph D. Crosby, Jr.            51  Corporate Vice President and              1998  Corporate Vice President and General
                                    President, Integrated Systems and               Manager, Commercial Aircraft Division; Prior
                                    Aerostructures Sector                           to September 1996, Corporate Vice President
                                                                                    and Deputy General Manager, Commercial
                                                                                    Aircraft Division; Prior to March 1996,
                                                                                    Corporate Vice President and Deputy General
                                                                                    Manager, Military Aircraft Systems Division;
                                                                                    Prior to January 1996 Corporate Vice
                                                                                    President and General Manager, B-2 Division

Marvin Elkin                    62  Corporate Vice President and Chief        1998  Corporate Vice President and Chief Human
                                    Human Resources and Administrative              Resources, Communications and Administrative
                                    Officer                                         Officer; Prior to 1996 Corporate Vice
                                                                                    President and Chief Human Resources and
                                                                                    Administrative Officer

Nelson F. Gibbs                 61  Corporate Vice President and              1991
                                    Controller

Robert W. Helm                  47  Corporate Vice President,                 1994
                                    Government Relations

Richard R. Molleur              66  Corporate Vice President and              1991
                                    General Counsel

John A. Mullan                  56  Corporate Vice President and              1999  Acting Secretary; Prior to May 1998 Senior
                                    Secretary                                       Corporate Counsel; Prior to July 1995 East
                                                                                    Coast Litigation Attorney

Albert F. Myers                 53  Corporate Vice President and              1994
                                    Treasurer

James G. Roche                  59  Corporate Vice President and              1998  Corporate Vice President and General
                                    President, Electronic Sensors and               Manager, Electronic Sensors and Systems
                                    Systems Sector                                  Division; Prior to 1996, Corporate Vice
                                                                                    President and Chief Advanced Development,
                                                                                    Planning, and Public Affairs Officer

Richard B. Waugh, Jr.           55  Corporate Vice President and Chief        1993
                                    Financial Officer

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

     The collapse of communism and the subsequent reductions in the U.S. defense budget have fundamentally altered the landscape of the global aerospace and defense industry. Since the early 1990's the aerospace industry has been going through a consolidation process and, along with it, significant downsizing. These actions, in which Northrop Grumman has participated, have made competition even more intense than in the past. Lockheed Martin Corporation, The Boeing Company, and Raytheon Company are the largest companies in the aerospace industry at this time. Northrop Grumman competes against these and other companies for a number of large and smaller programs. Intense competition and long operating cycles are both characteristics of the industry's -- and Northrop Grumman's -- business.

     The current composition of Northrop Grumman resulted from a series of strategic acquisitions by the former Northrop Corporation beginning in 1992, when the company acquired a 49 percent interest in the Vought Aircraft Company, a designer and builder of commercial and military aerostructures. The remaining 51 percent interest in Vought Aircraft was purchased in August 1994. In the second quarter of 1994, the company purchased the outstanding common stock of Grumman Corporation and the company was renamed Northrop Grumman Corporation.
In the first quarter of 1996, Northrop Grumman acquired the defense electronic systems group (ESG) of Westinghouse Electric Corporation. Effective August 1, 1997, the company consummated its merger with Logicon, Inc. (Logicon), a leading defense information technology company.

     On July 3, 1997, the company announced that it had entered into a definitive agreement with Lockheed Martin Corporation to combine the companies.
On February 26, 1998, shareholders of Northrop Grumman approved the merger.   On
March 23, 1998, the U.S. Government filed suit to block the merger. On July 16, 1998, Lockheed Martin notified the company that it was terminating its merger agreement with the company pursuant to the terms of the agreement.

     The company recorded charges totaling $186 million in 1998 for costs related to the terminated merger. The charges cover vesting of restricted stock which became issuable following shareholder approval of the merger and other costs associated with the terminated merger, including investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information.

     Northrop Grumman's three reportable segments are its three operating units:
Integrated Systems and Aerostructures (ISA), Electronic Sensors and Systems
(ESS), and Information Technology (Logicon).

Integrated Systems and Aerostructures Segment

Air Combat Systems (ACS), Aerostructures, Airborne Early Warning and Electronics Warfare (AEW/EW), and Airborne Ground Surveillance and Battle Management (AGS/BM) are the four major business areas within the ISA segment.

     The B-2 bomber, for which the company is the prime contractor, is Northrop Grumman's largest program and is reported in the ACS business area. The company continues to perform modifications to Block 20 aircraft to bring them to the fully operational Block 30 configuration. The U.S. Air Force currently plans to operate two B-2 bomber squadrons of eight aircraft each with an additional five aircraft available to fill in for those in depot for periodic maintenance. The B-2 work is performed at the ISA segment's California facilities in Palmdale and Pico Rivera.

     The company is the principal subcontractor to The Boeing Company on the F/A-18 program, which is also reported in the ACS business area. The F/A-18 is a fighter/ground-attack aircraft with configurations equipped for either one or two crew members. Principally deployed by the U.S. Navy on aircraft carriers, it also has been purchased by several other nations as a land-based combat aircraft. The company builds approximately 40 percent of the aircraft including the center and aft fuselage, vertical tails, and associated subsystems. Of the versions of the F/A-18 currently in production, the C is a single-seat combat aircraft that was first delivered to the U.S. Navy in 1987 and the D is a two-seat version principally used for training. The F/A-18 single-seat E and two-seat F are enhanced versions currently in the initial production phase and will serve as the U.S. Navy's next-generation multimission aircraft. F/A-18 work is performed at the company's facility in El Segundo, California.

     The company entered into a contract in January 1997 to produce composite structures for the Kistler Aerospace K-1 reusable space transport vehicle, which is designed to place commercial satellites into low-earth orbit. The Kistler K-1 program is included in ACS.

     The company manufactures portions of the Boeing 737, 747, 757, 767 and 777 jetliners, the Gulfstream IV and V business jets, and the Boeing C-17 military transport, which are included in the aerostructures business area. Northrop Grumman has been a principal airframe subcontractor for the Boeing 747 jetliner since the program began in 1966, producing the fuselage and aft body section for the 747 as well as cargo and passenger doors, the vertical and horizontal body stabilizers, floor beams and other structural components. The majority of the Boeing jetliner work is performed at the ISA segment's production sites in Hawthorne, California and Grand Prairie, Texas.

     Northrop Grumman manufactures engine nacelles for the Gulfstream IV and other business jets and produces the integrated wings for Gulfstream's newest business jet, the Gulfstream V. The company also produces the empennage, engine nacelles, and control surfaces for the C-17, the U.S. Air Force's most advanced airlifter.

     Northrop Grumman is a major producer of airborne early warning and control systems, including the all-weather E-2C Hawkeye aircraft. The E-2C, reported in the AEW/EW business area, has been in active service with the U.S. Navy since 1973 and is employed by the air forces of five other nations.

     The company serves as prime contractor for the E-8 Joint Surveillance Target Attack Radar System (Joint STARS), which is included in the AGS/BM business area. Joint STARS detects, locates, classifies, tracks and targets potentially hostile ground movement in all weather conditions. It is designed to operate around the clock in constant communication through secure data links with Air Force command posts, Army mobile ground stations or centers of military analysis far from the point of conflict. The Joint STARS platform is a remanufactured Boeing 707-300 airframe. The 707 is remanufactured at Northrop Grumman's Lake Charles, Louisiana site. Final installation of electronics and testing are performed at the company's test facility in Melbourne, Florida.

Electronic Sensors and Systems Segment

The ESS segment comprises four business areas: Aerospace Electronic Systems; Command, Control, Communications, Intelligence and Naval Systems (C3I&N); Defensive Electronic Systems; and several smaller business elements referred to as "other". The segment's primary expertise is the ability to conceive, design, produce and support high performance sensors and intelligence systems operating in all environments from underseas to outer space.

     Aerospace Electronic Systems is composed of two business elements: combat electronics systems and surveillance sensors. Combat electronics is focused on providing radar, electro-optic, and infrared-based avionics systems to meet the needs for surveillance and strike missions for armed forces worldwide. The AN/APG-66/68 airborne fire control radar aboard F-16 fighters throughout the world has set a new standard for performance and reliability over the last two decades. More than six thousand AN/APG-66/68 radars have been produced since 1976. The basic radar, with multiple variants, is currently on 16 airborne platforms deployed in 20 countries. Northrop Grumman currently is leading a team developing the next-generation air-superiority radar (AN/APG-77) featuring a low observable, active aperture, electronically scanned array with multiple target, all-weather capability for the F-22 aircraft. Advanced radar concepts for the next generation joint strike fighter have been developed and flown aboard Northrop Grumman flight test aircraft. These combat electronics systems are produced at the company's Linthicum, Maryland facility.

     Northrop Grumman, teamed with Lockheed Martin, has designed and is producing the Longbow fire control radar and the Longbow missile for the AH-64 Apache attack helicopter. There is extensive international interest in the Apache Longbow battlefield tactical weapon system. Longbow fire control radar work is performed at the ESS segment's Linthicum facility and the Longbow missile work is performed in Huntsville, Alabama. Additionally, Northrop Grumman, as prime contractor to the U.S. Army, is developing a "brilliant" anti-armor submunition (BAT). BAT, a wide-area precision attack submunition presently dispensed from manned aircraft or a missile, is designed to disable and destroy armored vehicles, and is produced at the ESS facility in Hawthorne, California.

     Surveillance sensors is focused on providing radio frequency and electro-optical sensors for airborne and spaceborne surveillance and related ground-based processing systems. The Airborne Warning and Control System (AWACS) radar (AN/APY-1, APY-2), integrated in the highly reliable Boeing 707 and 767 aircraft is the surveillance system of choice for U.S. and allied forces worldwide. The E-8 Joint STARS is equipped with the Northrop Grumman AN/APY-3, which is the premier air-to-ground surveillance system providing long-range, standoff, real-time surveillance of the battlefield. An advanced Radar Technology Insertion Program (RTIP) is currently under development. With advanced, active aperture, the RTIP will provide significant performance upgrades on Joint STARS for its current mission and opens the way for incorporation of new missions. The surveillance sensors business element encompasses space, with subsegments of military and civil/commercial space; and intelligence, surveillance, reconnaissance ground-based processing systems. Most of the surveillance sensor work is performed at the facilities in Linthicum, Maryland, and Norwalk, Connecticut.

     The Defensive Electronic Systems business area includes electronic countermeasures equipment. The company's Rolling Meadows, Illinois site produces the AN/ALQ-135, an internally mounted radar jammer deployed on F-15 fighter aircraft as part of that aircraft's tactical electronic warfare system. The AN/ALQ-162 Shadowbox, a jammer built specifically to counter continuous wave radars, has been installed on the AV-8B and certain foreign owned F/A-18 aircraft. It also is being deployed on U.S. Army helicopters and special mission aircraft and has been sold to the air forces of three other nations.
The company is also under contract to develop and produce a directional infrared countermeasures (DIRCM) system for the United Kingdom and the U.S. Special Operations Command. It is slated for use on British helicopters, transports, and U.S. Special Operations Command C-130 transports to reduce vulnerability to heat-seeking missiles. DIRCM is designed to provide high-powered jamming to counter more advanced seekers expected in the twenty-first century. The company's Linthicum, Maryland site produces the ALQ-165 airborne self-protection jammer in a joint venture with ITT-Avionics. The ALQ-165 is an internally mounted system that protects tactical aircraft against numerous radar-guided threats. It currently is installed on selected F/A-18 and F-14 aircraft.

     The C3I&N business area produces air defense and air traffic control radar systems for domestic and international customers. The three-dimensional AN/TPS-70/75 radars and predecessor AN/TPS-43 are among the products in this business area. They have been the U.S. Air Force air defense system standard since 1968. These systems currently operate in more than 30 countries, supporting air defense, air sovereignty, air traffic control and counter-narcotics needs. The ASR-12, a solid-state, new generation derivative of the company's ASR-9 terminal radar, is designed to detect and display aircraft and weather simultaneously, helping air traffic controllers guide aircraft through the crowded skies surrounding airports.

     C3I&N is also a leader in producing marine machinery and advanced propulsion systems, missile launchers, shipboard instrumentation and control systems, mine countermeasures and underseas vehicles. Every Nimitz-class aircraft carrier is fitted with eight turbine generator sets. Each shipset of these powerful generators develops enough power to supply a city of 75,000 people. The company produces these generators as well as the main propulsion system for the U.S. Navy's Seawolf-class attack submarines at its Sunnyvale site.

Information Technology (Logicon) Segment

The three major business areas reported in the Information Technology (Logicon) segment are: Government Information Technology, Technology Services, and Commercial Information Technology.

     Logicon designs, develops, operates and supports computer systems for scientific and management information. Services provided include systems integration, professional information technology services, information conversion, and training for federal, state and local governments and private industry. Advanced technology systems and services to support national security, civil and industrial needs are provided in the following areas: command, control, communications and intelligence; information systems development and support; mission planning and battle management; training and simulation; and science and technology. The segment also provides military base support functions and aircraft maintenance at a number of U.S. Government facilities. Contracts with the U.S. Government account for most of the segment's revenues.

     In the following table of segment and major customer data, revenue from the United States Government includes revenue from contracts on which Northrop Grumman is the prime contractor as well as those on which the company is a subcontractor and the ultimate customer is the U.S. Government.

RESULTS OF OPERATIONS BY SEGMENT AND MAJOR CUSTOMER

Year ended December 31, $ in millions                     1998      1997      1996
------------------------------------------------------------------------------------
Net Sales

Integrated Systems & Aerostructures
 United States Government                                $3,755    $3,932    $4,231
 The Boeing Company                                       1,075       883       569
 Other customers                                            263       452       290
 Intersegment sales                                           5        13        17
------------------------------------------------------------------------------------
                                                          5,098     5,280     5,107
------------------------------------------------------------------------------------
Electronic Sensors & Systems
 United States Government                                 2,014     2,394     2,165
 Other customers                                            708       490       447
 Intersegment sales                                         177       180       169
------------------------------------------------------------------------------------
                                                          2,899     3,064     2,781
------------------------------------------------------------------------------------
Information Technology (Logicon)
 United States Government                                   948       884       828
 Other customers                                            139       118        77
 Intersegment sales                                          20        20         5
------------------------------------------------------------------------------------
                                                          1,107     1,022       910
------------------------------------------------------------------------------------
Intersegment eliminations                                  (202)     (213)     (191)
------------------------------------------------------------------------------------
Total net sales                                          $8,902    $9,153    $8,607
====================================================================================
Operating Margin
 Integrated Systems & Aerostructures                     $  280    $  493    $  441
 Electronic Sensors & Systems                               218       248       230
 Information Technology (Logicon)                            60        67        31
------------------------------------------------------------------------------------
                                                            558       808       702
 Adjustments to reconcile to total operating margin:
 Corporate expenses                                         (58)      (30)      (18)
 Deferred state tax (provision)benefit                      (10)        8        (7)
 Mark-to-market restricted stock rights                               (39)      (13)
 Pension income                                             266       133        39
------------------------------------------------------------------------------------
 Total operating margin                                  $  756    $  880    $  703
====================================================================================

Year ended December 31, $ in millions      1998      1997      1996
---------------------------------------------------------------------
Contract Acquisitions
 Integrated Systems & Aerostructures      $ 3,896   $ 4,427   $ 5,357
 Electronic Sensors & Systems               2,388     2,983     4,761
 Information Technology (Logicon)           1,205       938       977
---------------------------------------------------------------------
 Total acquisitions                       $ 7,489   $ 8,348   $11,095
=====================================================================
Funded Order Backlog
 Integrated Systems & Aerostructures      $ 6,933   $ 8,130   $ 8,970
 Electronic Sensors & Systems               2,951     3,285     3,186
 Information Technology (Logicon)             565       447       511
---------------------------------------------------------------------
 Total backlog                            $10,449   $11,862   $12,667
=====================================================================
Assets
 Integrated Systems & Aerostructures      $ 3,797   $ 3,847   $ 3,869
 Electronic Sensors & Systems               3,913     3,990     4,071
 Information Technology (Logicon)             618       559       640
---------------------------------------------------------------------
 Segment assets                             8,328     8,396     8,580
 General corporate                          1,208     1,281     1,065
---------------------------------------------------------------------
 Total assets                             $ 9,536   $ 9,677   $ 9,645
=====================================================================
Capital Expenditures
 Integrated Systems & Aerostructures      $   110   $   125   $   104
 Electronic Sensors & Systems                  82        94        71
 Information Technology(Logicon)               19        17        22
 General corporate                                        2         1
---------------------------------------------------------------------
 Total expenditures                       $   211   $   238   $   198
=====================================================================
Depreciation and Amortization
 Integrated Systems & Aerostructures      $   142   $   173   $   160
 Electronic Sensors & Systems                 211       208       187
 Information Technology (Logicon)              38        35        26
 General corporate                              2         2         2
---------------------------------------------------------------------
 Total depreciation and amortization      $   393   $   418   $   375
=====================================================================

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

     Northrop Grumman has historically concentrated its efforts in such high technology areas as stealth, airborne surveillance, battle management, precision weapons and systems integration. Even though a high priority has been assigned by the Department of Defense to the company's major programs, there remains the possibility that one or more of them may be reduced, extended or terminated.

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

     In the event of termination for the government's convenience, contractors are normally protected by provisions covering reimbursement for costs incurred subsequent to termination. The company received a termination for convenience notice on the Tri-Service Standoff Attack Missile (TSSAM) program in February 1995. In December 1996, the company filed a lawsuit against the U.S. Government in the U.S. Court of Federal Claims seeking the recovery of approximately $750 million for uncompensated performance costs, investments, and a reasonable profit on the program. In prior years, the company had charged to operations in excess of $600 million related to this program. Northrop Grumman is unable to predict whether it will realize some or all of its claims, none of which are recorded on the balance sheet, from the U.S. Government on the TSSAM contract.

     Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, including the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional contracts with all agencies. Given the company's dependence on U.S. Government business, suspension or debarment could have a material adverse effect on the company's future. Moreover, these contracts may be terminated at the U.S. Government's convenience as was done with the TSSAM program.

     Federal, state and local laws relating to the protection of the environment affect the company's manufacturing operations. The company has provided for the estimated cost to complete remediation where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. The company has been designated a PRP under federal Superfund laws at 14 hazardous waste sites and under state Superfund laws at five sites. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations and their interpretations. Nonetheless, to assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company. Such estimates take into consideration the professional judgment of the company's environmental engineers and, when necessary, consultation with outside environmental specialists. In most instances, only a range of reasonably possible costs can be estimated. However, in the determination of accruals, the most probable amount is used when determinable and the minimum is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company's responsibility is established and the costs can be reasonably estimated. Management estimates that at December 31, 1998, the range of reasonably possible future costs for environmental remediation, including Superfund sites, is $44 million to $79 million, of which $57 million has been accrued. The amount accrued has not been offset by potential recoveries from insurance carriers or other PRPs. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. The company is making the necessary investments to comply with environmental laws; the amounts, while not insignificant, are not considered material to the company's financial position, results of operations, or cash flows.

Year 2000 Issues

The company continues to implement its program to address the Year 2000 issue. The program, which began in 1996, consists of the following four phases: assessing, planning, remediating, and testing-validating. The project encompasses the entire company and all aspects of Year 2000 compliance including software applications, mainframe environment, desktop equipment, networks, telecommunications, department supported systems, facilities systems, and embedded systems in product deliverables. The company also is working with its customers and suppliers to assess their Year 2000 readiness, reviewing contracts for any potential Year 2000 liabilities, and developing remediation and contingency plans where appropriate.

     All four phases were substantially completed by the end of 1998. Activities scheduled to be completed in 1999 include low risk upgrades which will be addressed by normal maintenance activities, equipment upgrades, and various vendor supplied software upgrades that became available in late 1998 or will become available in early 1999.

     The company has a formal planning, measurement and reporting process for the Year 2000 project. This process includes regular progress briefings to senior management and to the audit committee of the Board of Directors.

     The company separately identifies the costs of Year 2000 remedial efforts only for internal information services personnel, principally as a planning and
control tool.   The total costs of these efforts incurred during the years 1996 through 1999 are expected to be approximately $42 million, of which approximately $35 million was expended through December 31, 1998. Year 2000 costs are allowable costs under applicable government contracting regulations. Accordingly, the portion of Year 2000 costs allocable to contracts is being so charged as part of normal overhead pursuant to approved methods established for this purpose. Based on information available to date, management does not anticipate that future expenditures for required modifications and conversions will have a material adverse effect on the company's financial position, results of operations, or cash flows.

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

     As stated above, most of the assessing, planning, remediating and testing-validating phases were completed in 1998, with a minor number of activities remaining to be addressed in 1999. Contingency and resumption planning will be required to address potential computer failures that either are 1) of greatest risk for potential failure or 2) might impact mission critical systems. Assessment of Year 2000 progress is a critical input to the development of contingency plans. The formulation of such plans commenced in the fourth quarter of 1998 and will continue into 1999.

MEASURES OF VOLUME

Contract acquisitions tend to fluctuate from year to year and are determined by the size and timing of new and add-on orders. The effects of multiyear orders and/or funding can be seen in the highs and lows shown in the following table. The funded order backlog of ESG on the date the business was acquired is reflected as acquisitions in the ESS segment in 1996.


Contract Acquisitions

$ in millions                               1998      1997       1996
----------------------------------------------------------------------
Integrated Systems & Aerostructures
 ACS                                      $1,430    $1,607    $ 2,611
 Aerostructures                            1,453     1,425      1,243
 AEW/EW                                      679       728        718
 AGS/BM                                      434       761        882
 Intrasegment eliminations                   (95)      (81)       (80)
----------------------------------------------------------------------
                                           3,901     4,440      5,374
----------------------------------------------------------------------
Electronic Sensors & Systems
 Aerospace Electronic Systems              1,047     1,496      2,587
 C3I&N                                       907       964      1,530
 Defensive Electronic Systems                311       508        515
 Other                                       225       176        458
----------------------------------------------------------------------
                                           2,490     3,144      5,090
----------------------------------------------------------------------
Information Technology (Logicon)
 Government Information Technology           813       711        766
 Technology Services                         300       150        161
 Commercial Information Technology           113        97         55
----------------------------------------------------------------------
                                           1,226       958        982
----------------------------------------------------------------------
Intersegment eliminations                   (128)     (194)      (351)
----------------------------------------------------------------------
Total acquisitions                        $7,489    $8,348    $11,095
======================================================================

     The ACS business area includes B-2 acquisitions in 1996 of $453 million for the upgrade of test vehicle AV-1 to operational status, increasing the program to 21 operational aircraft. Incremental B-2 funding for ongoing development work, spares and other customer support for the operational aircraft program was received in each of the last three years. The company still stands to gain future post production business, such as airframe depot maintenance, repair of components, operational software changes, and product improvement modifications. In 1998 and 1997, the company received orders for 20 and 12 F/A-18E/F shipsets, respectively. Acquisitions in 1998 included orders for 6 F/A-18C/D shipsets.
In 1996 the company received orders for 62 F/A-18C/D shipsets and also received long-lead funding for the first phase of the Low Rate Initial Production (LRIP) of the F/A-18E/F along with continued funding of the engineering and manufacturing development (EMD) phase of the program. The company received final authorization to produce fifty 747 jetliner shipsets in each of the years 1998, 1997, and 1996.

     The company recorded orders for 27, 6 and 18 wing shipsets for the Gulfstream V business jet in 1998, 1997 and 1996, respectively. Northrop Grumman is producing the Gulfstream V wings under a revenue-sharing agreement with Gulfstream Aerospace (Gulfstream). Northrop Grumman will recognize revenue for its proportionate share of the revenue of each business jet when they are delivered to the ultimate customer by Gulfstream. Northrop Grumman has received 103 orders for the Gulfstream V through December 1998. The Gulfstream V received aircraft certification in April 1997. The company is using program accounting for the Gulfstream V with an estimated 300 shipsets to be delivered over a fourteen-year period. Inventoried costs at December 31, 1998, include $114 million of costs representing the excess of the production cost of delivered units over the estimated average unit cost. All costs for the development of the wings have been expensed as incurred.

     ESS acquisitions in 1998 were 21 percent lower than in 1997. In the Aerospace Electronic Systems business area, less funding was received in 1998 for the Longbow missile and for various AWACS radar contracts. The decrease in the Defensive Electronic Systems business area was primarily due to lower international awards for electronic countermeasures equipment.

     Information Technology (Logicon) segment acquisitions increased by 28 percent in 1998 over 1997, reflecting higher volume in the Government Information Technology and Commercial Information Technology business areas, as well as the award of the Joint Base Operations Support Contract (J-BOSC) in the Technology Services business area. Under this contract, which has a five-year basic performance period, the segment provides base operations support for NASA's Kennedy Space Center and the U.S. Air Force's 45th Space Wing, which includes Cape Canaveral Air Station and Patrick Air Force Base.

     Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts. The 1996 results of operations include ESG since acquisition in March 1996.

Net Sales

$ in millions                               1998      1997      1996
---------------------------------------------------------------------
Integrated Systems & Aerostructures
 ACS                                      $2,114    $2,446    $2,665
 Aerostructures                            1,583     1,545     1,094
 AEW/EW                                      780       739       807
 AGS/BM                                      716       631       621
 Intrasegment Eliminations                   (95)      (81)      (80)
---------------------------------------------------------------------
                                           5,098     5,280     5,107
---------------------------------------------------------------------
Electronic Sensors & Systems
 Aerospace Electronic Systems              1,265     1,240     1,134
 C3I&N                                       904       887       719
 Defensive Electronic Systems                544       656       656
 Other                                       186       281       272
---------------------------------------------------------------------
                                           2,899     3,064     2,781
---------------------------------------------------------------------
Information Technology (Logicon)
 Government Information Technology           787       770       696
 Technology Services                         213       156       156
 Commercial Information Technology           107        96        58
---------------------------------------------------------------------
                                           1,107     1,022       910
---------------------------------------------------------------------
Intersegment eliminations                   (202)     (213)     (191)
---------------------------------------------------------------------
Total sales                               $8,902    $9,153    $8,607
=====================================================================

     The decreasing trend in ACS revenues is primarily attributable to the B-2 program, which decreased by $291 million in 1998 as compared to 1997, following a $110 million decrease in 1997 as compared to 1996. Current planning data indicate that the level of overall B-2 revenue will decline slightly in 1999 as compared to 1998, but will decline by approximately 50 percent in 2000, as compared to 1998, when production is expected to be substantially completed. Sales on the F/A-18 program were essentially unchanged in 1998 as compared to 1997. Deliveries of the C/D version of the F/A-18 were 34 in 1998, 35 in 1997, and 68 in 1996. The company currently plans to deliver 17 F/A-18C/D shipsets in 1999. In 1998 the company delivered the first seven shipsets under the F/A-18E/F LRIP contract, which began in late 1996. This contract is accounted for under the cost-to-cost type of percentage-of-completion method, which results in revenue being recorded as costs are incurred. In 1999 the company plans to deliver the last five shipsets under this contract and to deliver the first 12 shipsets under the production contract. The production contract is accounted for under the units-of-delivery method, which results in revenue being recorded as deliveries are made. Sales on the Kistler K-1 program are recorded on a cost recovery basis as cash is received. Such sales declined $10 million in 1998 from the $63 million recorded in 1997. Work on this program was discontinued in December 1998 due to difficulties encountered by Kistler Aerospace Corporation in obtaining financing. No operating margin is recorded on this program.

     The small increase in Aerostructures sales in 1998 over 1997 reflects a $192 million increase in Boeing jetliner sales partially offset by a reduction in other aerostructures revenue due to the sale in late 1997 of the company's Grumman Allied Industries subsidiary. Deliveries of 747 shipsets were 56 in 1998, 46 in 1997, and 28 in 1996. Increased deliveries of all Boeing jetliner shipsets in 1997 resulted in a 51 percent increase in revenue from these programs over 1996. The company currently expects to deliver 32 747 shipsets in 1999.

     ESS segment sales declined 5 percent in 1998 as compared to 1997 due to lower Defensive Electronic Systems volume as well as lower revenues on a number of programs included in the "other" business area. Within the C3I&N business area, increased airspace management sales more than offset lower marine sales. In 1997, the ESS segment benefitted from inclusion of ESG for the full year as compared to 10 months in 1996.

     Information Technology (Logicon) segment sales increased 8 percent in 1998 over 1997. Most of the additional sales was generated in the Technology Services business area, attributable in part to the commencement of work in the fourth quarter of 1998 on the J-BOSC contract, which was won earlier in the year.

     The year-end funded order backlog is the sum of the previous year-end backlog plus the year's contract acquisitions minus the year's sales. Backlog is converted into the following years' sales as costs are incurred or deliveries are made. It is expected that approximately 56 percent of the 1998 year-end backlog will be converted into sales in 1999.

Funded Order Backlog

$ in millions                                1998       1997       1996
------------------------------------------------------------------------
Integrated Systems & Aerostructures
 ACS                                      $ 2,998    $ 3,682    $ 4,521
 Aerostructures                             2,034      2,164      2,284
 AEW/EW                                       991      1,092      1,103
 AGS/BM                                       910      1,192      1,062
------------------------------------------------------------------------
                                            6,933      8,130      8,970
------------------------------------------------------------------------
Electronic Sensors & Systems
 Aerospace Electronic Systems               1,491      1,709      1,453
 C3I&N                                        891        888        811
 Defensive Electronic Systems                 617        850        998
 Other                                        120         81        186
------------------------------------------------------------------------
                                            3,119      3,528      3,448
------------------------------------------------------------------------
Information Technology (Logicon)
 Government Information Technology            368        342        401
 Technology Services                          148         61         67
 Commercial Information Technology             50         44         43
------------------------------------------------------------------------
                                              566        447        511
------------------------------------------------------------------------
Intersegment Eliminations                    (169)      (243)      (262)
------------------------------------------------------------------------
Total backlog                             $10,449    $11,862    $12,667
========================================================================

     Total U.S. Government orders, including those made on behalf of foreign governments (FMS), comprised 73 percent of the backlog at the end of 1998 compared with 72 percent at the end of 1997 and 76 percent at the end of 1996. Total foreign customer orders, including FMS, accounted for 15 percent of the backlog at the end of 1998 compared with 17 percent in 1997 and 17 percent in 1996. Domestic commercial business in backlog at the end of 1998 was 17 percent compared with 17 percent at the end of 1997 and 16 percent at the end of 1996.

MEASURES OF PERFORMANCE

Operating margin in the ISA segment in 1998 was reduced by $104 million in charges on the Boeing 747 fuselage program. A charge of $47 million resulted from an increase in the estimated cost to complete work on the current production block due to reduced deliveries on the current contract; and a charge of $57 million was recorded for certain nonrecurring costs of the Accurate Fuselage Assembly (AFA) precision manufacturing system, which are no longer considered recoverable from sales of future deliveries. The company committed to the AFA program in 1996 as a condition of its current fuselage contract with Boeing, which completes in 2006. The AFA program involves the conversion to a digital manufacturing design and the implementation of advanced precision manufacturing techniques. The company's investment in this program was intended to be amortized over the life of the current production contract. The decline in production rates to two per month on the 747 program for an indefinite period has significantly reduced the recoverability of this investment through future profits, thus causing the company to take the $57 million charge. The company is in discussions with Boeing regarding the company's claims for recovery of incurred and estimated future out-of-scope work and related delay and disruption costs associated with the AFA program. The company expects to recover these costs, which are not included in the charge. To date, $29 million of such costs, expected to be recovered, have been incurred and are recorded as a claim receivable.

     In 1998, five B-2's were delivered under the production contract as compared to four in each of the years 1997 and 1996. In 1997, ISA segment benefited from a $55 million cumulative margin rate adjustment on the B-2 production contract, and higher levels of Boeing jetliner sales. The improvements were partially offset by lower F/A-18 operating margin on reduced sales. ISA segment operating profit in 1996 included the favorable settlement of a claim involving productivity improvements on the F/A-18, partially offset by a $25 million charge related to the company's work for Fokker Aircraft N.V., which declared bankruptcy in March 1996, and $22 million in charges related to plant closures.

     Following the award of the last increment of production funding for the B-2, the company began recording future operating margin increases on all production aircraft as these units were delivered and accepted by the customer. At the time each unit is delivered, an assessment is made of the status of the production contract so as to estimate the amount of any probable additional margin available beyond that previously recognized. That unit's proportionate share of any such unrecognized remaining balance is then recorded. In this fashion it is believed that margin improvements will be recognized on a more demonstrable basis. All 15 production units have been initially delivered. Eight units remain to be retrofitted with five scheduled for delivery in 1999 and the remaining three in 2000.

     Since the beginning of the Joint STARS program, the company (and prior to 1994, the Grumman Corporation) has incurred over $100 million of costs in excess of revenues in the performance of the development and production phases of the program. Including support and other work, the company recorded on the Joint STARS program operating losses of $25 million and $29 million in 1998 and 1997, respectively, and operating margin of $18 million in 1996. The company may incur additional losses in the future under existing production contracts as they are currently structured. Substantially all of the future costs in excess of revenues are attributable to the refurbishing of used Boeing 707 aircraft by the company. In June of 1998, the company took steps with its customer, the U.S. Air Force, to remedy this situation.

     First, the company and the U.S. Air Force modified the fixed price production contracts to redefine the refurbishment requirement for the Boeing
707. These modifications define refurbishment actions as essential repairs, as opposed to a complete remanufacture of the aircraft, which previously also included the repair of cosmetic defects. These revisions to the refurbishment requirement have now been incorporated in all active production contracts.

     Additionally, the company has submitted Requests for Equitable Adjustment
(REAs) to the U.S. Air Force. The REAs seek adjustment to production contracts for cost increases incurred during the refurbishment and conversion of aircraft
to Joint STARS platforms.   The company and the U.S. Air Force executed an
Alternate Dispute Resolution Agreement to attempt to resolve these REAs. Beginning in October 1998, as part of this process, the parties initiated fact-finding. Based on the current schedule, the company expects negotiations to begin in the second quarter of 1999. If negotiations are not successful or become substantially delayed, the company intends to pursue resolution in accordance with the Contract Disputes Act.

     ESS segment 1998 operating margin was reduced by a $21 million fourth quarter charge for estimated future costs not considered recoverable from future revenues on the DIRCM program. The charge resulted from increased costs associated with solving technical design issues as well as difficulties in achieving timely completion of the second series of live-fire tests on the large turret version. In 1997, increases in the cost estimate to complete the company's work on DIRCM resulted in cumulative margin rate adjustments of $13 million in the first quarter and $20 million in the fourth quarter. Partially offsetting these downward adjustments was the settlement of a claim involving work performed in the 1980's on the MX missile Interface Test Adapter (ITA), which resulted in an $8 million increase in operating margin and $12 million in interest income. In 1996, a $29 million charge was recorded as a result of the write-down of a claim related to avionics work performed by the former Grumman Corporation prior to its acquisition by Northrop in 1994.

     Information Technology (Logicon) operating margin was reduced in 1998 by $8 million in consolidation and reorganization charges. Excluding these charges, operating margin was approximately the same in 1998 as in 1997. Operating margin improved in 1997 over 1996 as a result of the return to profitability of the company's data systems activities and increased margin rates on higher sales.

     Operating margin in 1998 included $266 million of pension income compared with $133 million in 1997 and $39 million in 1996. The increases are primarily attributable to the historically high market returns on investments experienced over the last several years.

     Included in the 1998 results are pretax costs totaling $58 million related to activities to realign operating units, consolidate facilities and laboratories and exit certain business areas, which reduced operating margin by $43 million and other income by $15 million. The operating margin amount is reflected in segment results as follows: ISA, $6 million; ESS, $13 million; and Information Technology (Logicon), $8 million. The remaining $16 million is included in Corporate expenses. The charge includes $20 million for employee termination costs, $12 million for write-down to estimated fair value of assets available for sale, $3 million for losses on disposals of assets, $9 million for write-off of purchased intangible assets no longer considered recoverable from future revenues, $9 million for loss on sale of a business, and $5 million for excess capacity lease costs, net of estimated sublease income through 2008. The employee termination costs represents cash severance payments made to employees.

     Capital assets are transferred to assets available for sale when a decision is made to sell the facility and selling efforts are actively underway. In some cases, operations continue and depreciation expense is recorded until the facility is vacated or sold. In 1998, $37 million was transferred to assets available for sale, $2 million in depreciation expense on these assets was recorded, and assets with a carrying value of $46 million were sold. Assets available for sale are evaluated at least annually for recoverability and written down to estimated fair value as necessary. In 1998, a write down adjustment of $12 million was recorded. The assets available for sale at the end of 1998 are expected to be sold in 1999.

     In 1996, the company recorded a $90 million pretax charge related to the closure of four plants. The charge included $30 million for costs related to the reduction of personnel and other closure activities, which lowered operating profit in the ISA and ESS industry segments by $22 million and $8 million, respectively, and $60 million for the write-down of facilities included in Other Income(Deductions) in the Consolidated Statements of Income. These charges were a result of the company's continuing efforts to reduce operating costs while disposing of assets inconsistent with changes to the company's business strategy. In 1997, recovery of $24 million of the 1996 write-down, related to the sale of the company's Perry, Georgia, facility, was included in Other Income(Deductions).

     Included in the 1998 results is a $30 million write off of an investment
related to Kistler Aerospace Corporation's K-1 program.   The investment
consisted of advances on behalf of Kistler Aerospace that were made in 1998 to continue the company's efforts in support of the K-1. The write off resulted from the company's assessment that the near-term likelihood of Kistler obtaining additional financing made recovery of the investment uncertain. In 1996, the sale of shares owned by the company in ETEC Systems, Inc. generated pretax gains of $28 million. Both of theses items are included in Investment Gains(Losses) in the Consolidated Statements of Income.

     Interest expense decreased $24 million in 1998, following a decrease of $13 million in 1997. Total debt stood at $2.8 billion at the end of both 1998 and 1997, compared to $3.4 billion at the end of 1996.

     The company's effective federal income tax rate was 37.8 percent in 1998,
37.5 percent in 1997 and  38.9 percent in 1996.

MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The trend and relationship of sales volume with net accounts receivable and inventoried costs is a useful measure in assessing the company's liquidity. In 1998, the company's year-end net investment in these balances represented 32 percent of sales, compared with 30 percent in 1997 and 29 percent in 1996.

     The $244 million of cash provided by operations in 1998 was considerably less than the $730 million generated in 1997 and the $743 million generated in 1996. The decline in cash generated from operating activities is primarily due to the increase in working capital for commercial aerostructures to support increased production levels and the build up of inventory for the F/A-18E/F production contract. Deliveries under this F/A-18 contract will begin in 1999. Additional borrowings under the revolving credit facility along with the cash generated by operating activities provided sufficient cash flows to service debt, finance capital expenditures, and pay dividends to shareholders. In 1997 and 1996, cash flows from operating activities were sufficient to service debt, finance capital expansion projects, and pay dividends to shareholders.

     The following table is a condensed summary of the detailed cash flow information contained in the Consolidated Statements of Cash Flows.

Year ended December 31                                1998   1997   1996
-------------------------------------------------------------------------
Cash came from
 Customers                                              95%    94%    66%
 Lenders                                                 3      4     29
 Shareholders                                                          4
 Buyers of assets/other                                  2      2      1
-------------------------------------------------------------------------
                                                       100%   100%   100%
=========================================================================
Cash went to
 Employees and suppliers of services and materials      90%    83%    58%
 Sellers of assets                                       3      2     24
 Lenders                                                 5     10     13
 Suppliers of facilities/other                           1      4      4
 Shareholders                                            1      1      1
-------------------------------------------------------------------------
                                                       100%   100%   100%
=========================================================================

     The cash received from lenders in 1996 resulted from borrowing for the acquisition of ESG. The cash received from shareholders in 1996 was from a public stock offering in which the company issued approximately 8 million shares of common stock. The net proceeds of $493 million were used to pay down outstanding debt under the company's Credit Agreement.

     During the first quarter of 1996, the company sold to institutional investors $400 million of 7 percent notes due in 2006, $300 million of 7 3/4 percent debentures due in 2016 and $300 million of 7 7/8 percent debentures due in 2026. The proceeds from these issuances were used to finance a portion of the purchase price of ESG. The debt indenture contains restrictions relating to limitations on liens, sale and leaseback arrangements, and funded debt of subsidiaries.

     The company has a credit agreement with a group of domestic and foreign banks to provide for two credit facilities: $1.8 billion available on a revolving credit basis through March 2002; and a variable interest rate $650 million term loan payable in quarterly installments of $50 million plus interest through March 2002.

     To provide for long-term liquidity the company believes it can obtain additional capital from such sources as: the public or private capital markets; the further sale of assets; sale and leaseback of operating assets; and leasing rather than purchasing new assets.

     Cash generated from operations is expected to be sufficient in 1999 to service debt, finance capital expansion projects, and continue paying dividends to the shareholders. With the completion of the B-2 EMD contract, federal and state income taxes that have been deferred since the inception of the contract in 1981, will become payable. The contract is expected to be completed in 2000 with taxes of approximately $1 billion due, to be paid that year in quarterly installments. The company plans to use cash generated from operations supplemented by additional borrowings under the credit agreement and/or additional borrowings from public or private capital markets to pay these taxes.

     Capital expenditure commitments at December 31, 1998, were approximately $135 million including $15 million for environmental control and compliance purposes.

     The company will continue to provide the productive capacity to perform its existing contracts, prepare for future contracts, and conduct R&D in the pursuit of developing opportunities. While these expenditures tend to limit short-term liquidity, they are made with the intention of improving the long-term growth and profitability of the company.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The company has fixed-rate long-term debt obligations, most of which are not callable. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At December 31, 1998, no interest rate swap agreements were in effect.

     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

Selected Financial Data

Year ended December 31, $ in millions,
 except per share                                1998                1997               1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Net sales to
     United States Government                    $ 6,717             $ 7,210            $ 7,224           $ 6,148           $ 5,980
     The Boeing Company                            1,075                 883                569               569               483
     Other customers                               1,110               1,060                814               555               562
-----------------------------------------------------------------------------------------------------------------------------------
  Total net sales                                $ 8,902             $ 9,153            $ 8,607           $ 7,272           $ 7,025
-----------------------------------------------------------------------------------------------------------------------------------

Operating margin                                 $   756             $   880            $   703           $   572           $   224
Net income                                           194                 407                264               277                53
Basic earnings per share                            2.83                6.10               4.22              4.79               .92
Diluted earnings per share                          2.79                5.98               4.15              4.71               .91
Cash dividends per share                            1.60                1.60               1.60              1.60              1.60

Net working capital                                  666                 221                106               435               533
Current ratio                                  1.28 to 1           1.08 to 1          1.04 to 1         1.25 to 1         1.27 to 1
Total assets                                     $ 9,536             $ 9,677            $ 9,645           $ 5,642           $ 6,192

Long-term debt                                     2,562               2,500              2,950             1,163             1,633
Total long-term obligations                        4,319               4,339              4,694             2,281             2,793
Long-term debt as a percentage of
  shareholders' equity                              89.9%               95.3%             129.3%             73.3%            116.8%


Operating margin as a percentage of
     Net sales                                       8.5                 9.6                8.2               7.9               3.2
     Average segment assets                          9.0                10.4               10.3              10.8               5.5

Net income as a percentage of
     Net sales                                       2.2                 4.5                3.1               3.8                .8
     Average assets                                  2.0                 4.2                3.5               4.7               1.1
     Average shareholders' equity                    7.1                16.6               13.6              18.5               3.8

Research and development expenses
     Contract                                    $ 1,489             $ 1,670            $ 1,632           $ 1,179           $ 1,480
     Noncontract                                     203                 256                255               164               121

Payroll and employee benefits                      3,476               3,504              3,378             2,883             2,827
Number of employees at year-end                   49,600              52,000             51,600            42,300            46,900
Number of shareholders at year-end                11,774              11,400             11,773            12,471            12,878

Depreciation                                     $   207             $   232            $   210           $   231           $   231
Amortization of
     Goodwill                                         94                  94                 83                38                28
     Other purchased intangibles                      92                  92                 82                21                15
Maintenance and repairs                               92                 107                 93                80               105
Rent expense                                         106                 108                110               106                99

Floor area (millions of square feet)
     Owned                                          19.2                20.5               22.5              20.1              21.3
     Commercially leased                            10.6                10.0                9.9               8.2               8.5
     Leased from United States Government            7.6                 8.8                9.0              10.2               9.4
-----------------------------------------------------------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31, $ in millions                                      1998      1997
--------------------------------------------------------------------------------
Assets:
Current assets
 Cash and cash equivalents                                    $    44   $    63
 Accounts receivable                                            1,507     1,441
 Inventoried costs                                              1,373     1,283
 Deferred income taxes                                             24        82
 Prepaid expenses                                                  85        67
--------------------------------------------------------------------------------
 Total current assets                                           3,033     2,936
--------------------------------------------------------------------------------
Property, plant and equipment at cost
 Land and land improvements                                       170       201
 Buildings                                                        785       769
 Machinery and other equipment                                  2,014     2,063
 Leasehold improvements                                            89        76
--------------------------------------------------------------------------------
                                                                3,058     3,109
 Accumulated depreciation                                      (1,784)   (1,763)
--------------------------------------------------------------------------------
                                                                1,274     1,346
--------------------------------------------------------------------------------
Other assets
 Goodwill, net of accumulated amortization of $338 in 1998
  and $244 in 1997                                              3,381     3,421
 Other purchased intangibles, net of accumulated
  amortization of $295 in 1998 and $208 in 1997                   795       896
 Prepaid pension cost, intangible pension asset and benefit
  trust fund                                                      787       452
 Deferred income taxes                                            166       485
 Assets available for sale                                         37        60
 Investments in and advances to affiliates and sundry assets       63        81
--------------------------------------------------------------------------------
                                                                5,229     5,395
--------------------------------------------------------------------------------
                                                              $ 9,536   $ 9,677
================================================================================

December 31, $ in millions                               1998      1997
-------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Current liabilities
 Notes payable to banks                                 $   69    $   91
 Current portion of long-term debt                         200       200
 Trade accounts payable                                    416       463
 Accrued employees' compensation                           337       366
 Advances on contracts                                     354       410
 Deferred income taxes                                     527       717
 Other current liabilities                                 464       468
-------------------------------------------------------------------------
 Total current liabilities                               2,367     2,715
-------------------------------------------------------------------------
Long-term debt                                           2,562     2,500
Accrued retiree benefits                                 1,704     1,716
Other long-term liabilities                                 53        48
Deferred income taxes                                                 75

Shareholders' equity
 Paid-in capital
  Preferred stock, 10,000,000 shares authorized;
          none issued
  Common stock, 200,000,000 shares authorized;
          issued and outstanding:
          1998 - 68,836,810
          1997 - 67,278,876                                989       838
 Retained earnings                                       1,892     1,807
 Accumulated other comprehensive income(loss)              (31)      (22)
-------------------------------------------------------------------------
                                                         2,850     2,623
-------------------------------------------------------------------------
                                                        $9,536    $9,677
=========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31, $ in millions, except per share      1998      1997      1996
---------------------------------------------------------------------------------------
Net sales                                                   $8,902    $9,153    $8,607
Cost of sales
   Operating costs                                           6,930     7,040     6,658
   Administrative and general expenses                       1,216     1,233     1,246
---------------------------------------------------------------------------------------
Operating margin                                               756       880       703
Other income(deductions)
   Interest income                                              11        17        12
   Merger costs                                               (186)      (18)
   Interest expense                                           (233)     (257)     (270)
   Investment gains(losses)                                    (30)                 28
   Other, net                                                   (6)       29       (41)
---------------------------------------------------------------------------------------
Income before income taxes                                     312       651       432
Federal and foreign income taxes                               118       244       168
---------------------------------------------------------------------------------------
Net income                                                  $  194    $  407    $  264
=======================================================================================

Weighted average common shares outstanding, in millions       68.5      66.7      62.6
=======================================================================================
Basic earnings per share                                    $ 2.83    $ 6.10    $ 4.22

Diluted earnings per share                                    2.79      5.98      4.15
=======================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31, $ in millions                    1998    1997   1996
-----------------------------------------------------------------------------
Net income                                              $ 194   $ 407   $ 264
Other comprehensive income
   Minimum pension liability adjustments, before tax      (13)    (28)     12
   Income tax expense(benefit)                             (4)    (10)      4
-----------------------------------------------------------------------------
Other comprehensive income(loss), net of tax               (9)    (18)      8
-----------------------------------------------------------------------------
Comprehensive income                                    $ 185   $ 389   $ 272
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY

Year ended December 31, $ in millions, except per share              1998      1997      1996
----------------------------------------------------------------------------------------------
Paid-in Capital
  At beginning of year                                             $  838    $  784    $  273
  Stock issuance                                                                          493
  Employee stock awards and options exercised, net of forfeitures     151        60        23
  Treasury stock transactions                                                    (6)       (5)
----------------------------------------------------------------------------------------------
  At end of year                                                      989       838       784
----------------------------------------------------------------------------------------------

Retained Earnings
  At beginning of year                                              1,807     1,502     1,325
  Net income                                                          194       407       264
  Cash dividends                                                     (109)     (102)      (87)
----------------------------------------------------------------------------------------------
  At end of year                                                    1,892     1,807     1,502
----------------------------------------------------------------------------------------------

Accumulated Other Comprehensive Income(Loss)
  At beginning of year                                                (22)       (4)      (12)
  Change in excess of additional minimum liability over
   unrecognized prior service costs, net of tax                        (9)      (18)        8
----------------------------------------------------------------------------------------------
  At end of year                                                      (31)      (22)       (4)
----------------------------------------------------------------------------------------------
Total shareholders' equity                                         $2,850    $2,623    $2,282
==============================================================================================

Book value per share                                               $41.39    $38.99    $34.30
==============================================================================================

Cash dividends per share                                            $1.60     $1.60     $1.60
==============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, $ in millions                                1998      1997      1996
-----------------------------------------------------------------------------------------------
Operating Activities
  Sources of Cash
    Cash received from customers
     Progress payments                                              $1,844    $2,264   $ 2,226
     Other collections                                               6,929     7,050     6,372
    Interest received                                                   11        17        13
    Income tax refunds received                                         26        13        12
    Other cash receipts                                                  6         7         8
-----------------------------------------------------------------------------------------------
    Cash provided by operating activities                            8,816     9,351     8,631
-----------------------------------------------------------------------------------------------
  Uses of Cash
    Cash paid to suppliers and employees                             8,273     8,280     7,528
    Interest paid                                                      219       251       219
    Income taxes paid                                                   46        64       141
    Other cash payments                                                 34        26
-----------------------------------------------------------------------------------------------
    Cash used in operating activities                                8,572     8,621     7,888
-----------------------------------------------------------------------------------------------
  Net cash provided by operating activities                            244       730       743
-----------------------------------------------------------------------------------------------
Investing Activities
  Payment for businesses purchased, net of cash acquired               (50)             (2,886)
  Additions to property, plant and equipment                          (211)     (238)     (198)
  Proceeds from sale of property, plant and equipment                   63       106        58
  Proceeds from sale of affiliates/operations                                     19        45
  Advances to affiliate                                                (30)
  Proceeds from sale of marketable securities, net of purchases                              9
  Funding of retiree benefit trust                                      (2)                (25)
  Other investing activities                                            (5)                  4
-----------------------------------------------------------------------------------------------
  Net cash used in investing activities                               (235)     (113)   (2,993)
-----------------------------------------------------------------------------------------------
Financing Activities
  Borrowings under lines of credit                                     295       422     2,734
  Repayment of borrowings under lines of credit                        (55)     (808)     (635)
  Proceeds from issuance of long-term debt                                               1,000
  Principal payments of long-term debt/capital leases                 (200)     (200)   (1,090)
  Proceeds from issuance of stock                                       36        17       502
  Dividends paid                                                      (109)     (102)      (87)
  Other financing activities                                             5        (6)     (107)
-----------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                  (28)     (677)    2,317
-----------------------------------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents                        (19)      (60)       67
Cash and cash equivalents balance at beginning of year                  63       123        56
-----------------------------------------------------------------------------------------------
Cash and cash equivalents balance at end of year                    $   44    $   63   $   123
===============================================================================================

Year ended December 31, $ in millions                         1998     1997     1996
--------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net income                                                  $   194   $ 407   $   264
Adjustments to reconcile net income to net cash provided
 Depreciation                                                   207     232       210
 Amortization of intangible assets                              186     186       165
 Common stock issued to employees                                88      23        10
 Loss on disposals of property, plant and equipment              30      18        23
 Loss(gain) on assets available for sale                         15      (8)       59
 Loss(gain) on investment                                        30               (28)
 Retiree benefits (income)cost                                 (194)    (44)       52
 Decrease(increase) in
  Accounts receivable                                         1,212     (81)     (111)
  Inventoried costs                                            (111)   (147)        7
  Prepaid expenses                                              (18)      2        13
 Increase(decrease) in
  Progress payments                                          (1,280)     66        84
  Accounts payable and accruals                                (115)     91        36
  Provisions for contract losses                                 54     (30)        2
  Deferred income taxes                                         112     188       126
  Income taxes payable                                          (16)     (9)      (33)
  Retiree benefits                                             (178)   (180)     (170)
 Other noncash transactions                                      28      16        34
--------------------------------------------------------------------------------------
Net cash provided by operating activities                   $   244   $ 730   $   743
======================================================================================

Noncash Investing and Financing Activities:
Purchase of businesses
 Fair value of assets acquired                                                $ 4,003
 Cash paid                                                                     (2,888)
--------------------------------------------------------------------------------------
 Liabilities assumed                                                          $ 1,115
======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

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

Nature of Operations

Northrop Grumman is a major producer of military and commercial aircraft subassemblies and defense electronics and is the prime contractor on the U.S. Air Force B-2 Stealth Bomber. The company operates within the broadly defined aerospace industry. The majority of the company's products and services are ultimately sold to the U.S. Government and the company is therefore affected by, among other things, the federal budget process.

     The company's three reportable segments are its three operating units:
Integrated Systems and Aerostructures (ISA), Electronic Sensors and Systems
(ESS), and Information Technology (Logicon). Included in the Management's Discussion and Analysis section of this report are general descriptions of the company's principal products and services under the titles Integrated Systems and Aerostructures (ISA), Electronic Sensors and Systems (ESS), and Information Technology (Logicon) (see pages 10 through 13) and segment data in the table titled Results of Operations by Segment and Major Customer (see pages 14 and
15), which are considered to be an integral part of these financial statements. Only these portions of Management's Discussion and Analysis are incorporated by reference into these financial statements.

     Sales to the U.S. Government (including foreign military sales) are reported within each segment and in total in the Selected Financial Data. The company does not conduct a significant volume of activity through foreign operations or in foreign currencies. Intersegment sales are transacted at cost incurred with no profit added. Management principally uses operating margin as the measure to evaluate segment profitability. The company does not allocate federal income tax expense, pension income, the deferred portion of state income
tax expense, interest income, or interest expense to segments.   General
corporate assets include cash and cash equivalents, corporate office furnishings and equipment, other unallocable property, investments in affiliates, prepaid pension cost, intangible pension asset, benefit trust fund assets, deferred tax assets and certain assets available for sale.

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

     Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined. In the case of the B-2 bomber production contract, future changes in operating margin will be recognized on a units-of-delivery basis and recorded as each equivalent production unit is delivered. Amounts representing contract change orders, claims or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in assets, with any remaining amount reflected in Other Current Liabilities. Other changes in estimates of sales, costs and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates.

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

Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans.

     Basic and diluted earnings per share are calculated as follows:

                                                                              Earnings
                                                  Net Income     Shares       per share
                                                  ----------   ----------    -----------
                                                  (millions)   (millions)
1998
 Basic earnings per share                              $194          68.5          $2.83
                                                  ==========                 ===========
 Dilutive effect of stock options and awards                          1.0
                                                               ----------
 Diluted earnings per share                            $194          69.5          $2.79
                                                  ==========   ==========    ===========


1997
 Basic earnings per share                              $407          66.7          $6.10
                                                  ==========   ==========    ===========
 Dilutive effect of stock options and awards                          1.4
                                                               ----------
 Diluted earnings per share                            $407          68.1          $5.98
                                                  ==========   ==========    ===========


1996
 Basic earnings per share                              $264          62.6          $4.22
                                                  ==========                 ===========
 Dilutive effect of stock options and awards                          1.0
                                                               ----------
 Diluted earnings per share                            $264          63.6          $4.15
                                                  ==========   ==========    ===========

Cash and Cash Equivalents

Cash and cash equivalents include interest-earning debt instruments that mature in three months or less from the date purchased.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost type of percentage-of-completion method of accounting), certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

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

                                                      Years
           ---------------------------------------------------
           Land improvements                           5-20
           Buildings                                   5-45
           Machinery and other equipment               3-33
           Leasehold improvements           Length of lease
           ---------------------------------------------------

Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets are amortized on a straight-line basis over weighted average periods of 39 years and 15 years, respectively. Goodwill and other purchased intangibles balances are included in the identifiable assets of the industry segment to which they have been assigned and amortization is charged against the respective industry segment operating margin. The recoverability of goodwill and other purchased intangibles is evaluated at least annually considering the projected future profitability and cash flow at the operations to which they relate. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Charges of $9 million and $10 million were recorded in 1998 and 1996, respectively, for purchased intangible assets no longer considered recoverable from future revenues.

Assets Available for Sale

Capital assets are transferred to assets available for sale when a decision is made to sell a facility and selling efforts are actively underway. In some cases, operations continue and depreciation expense is recorded until the facility is vacated or sold. Assets available for sale are evaluated at least annually for recoverability and written down to estimated fair value as necessary. When an asset is written down to estimated fair value, depreciation ceases.

Financial Statement Reclassification

To conform to the presentation in 1998, certain amounts for 1997 and 1996 have been reclassified in the Consolidated Financial Statements. The reclassifications had no effect on net income or earnings per share for any period presented.

BUSINESS COMBINATIONS

Effective August 1, 1997, the company consummated the merger of its wholly owned acquisition subsidiary with and into Logicon, Inc., a leading defense information technology and services company. Each share of Logicon's common stock was converted to .6161 of a share of the company's common stock. Approximately 8.6 million shares of the company's common stock were issued for
Logicon's common stock.   The merger was accounted for as a pooling of
interests.

ACQUISITIONS

On March 1, 1996, the company purchased substantially all of the defense and electronics systems business (ESG) of Westinghouse Electric Corporation at a cost of $2.9 billion and financed the transaction with new borrowings and new equity. The operations of ESG have been consolidated with Northrop Grumman effective March 1, 1996 and are included in the ESS industry segment.

     The purchase method of accounting was used to record the acquisition with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the remaining balance to goodwill.

     The following unaudited pro forma financial information combines Northrop Grumman's and ESG's results of operations, as if the acquisition had taken place on January 1, 1996, and is not necessarily indicative of future operating results of Northrop Grumman.

        Year ended December 31, $ in millions except per share     1996
        ---------------------------------------------------------------
        Sales                                                    $8,907
        Net income                                                  244
        Basic earnings per share                                   3.90
        Diluted earnings per share                                 3.82
        ---------------------------------------------------------------

TERMINATED MERGER AGREEMENT

On July 3, 1997, the company announced that it had entered into a definitive
agreement with Lockheed Martin Corporation to combine the companies.   On
February 26, 1998, shareholders of Northrop Grumman approved the merger.   On
March 23, 1998, the U.S. Government filed suit to block the merger. On July 16, 1998, Lockheed Martin notified the company that it was terminating its merger agreement with the company pursuant to the terms of the agreement.

     The company recorded charges totaling $186 million in 1998 for costs related to the terminated merger. The charges cover vesting of restricted stock which became issuable following shareholder approval of the merger and other costs associated with the terminated merger, including investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information.

NEW ACCOUNTING STANDARDS

In 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131 - Disclosures about Segments of an Enterprise and Related Information, which changes operating segment disclosures requirements. Information for 1997 and 1996 has been restated from the prior year presentation to conform to the 1998 presentation. The adoption of this standard had no effect on the company's results of operations, financial position, or cash flows.

     In 1998, the company adopted SFAS No. 130 - Reporting Comprehensive Income, which establishes new standards for the presentation and disclosure of comprehensive income. Comprehensive income consists of net income and minimum pension liability adjustments. Adoption of this standard had no impact on net income or shareholders' equity.

     In 1998, the company also adopted SFAS No. 132 - Employer's Disclosure about Pensions and Other Postretirement Benefits, which changes disclosure requirements. Accordingly, 1997 and 1996 data in the Retirement Benefits footnote have been restated. This new standard did not change the accounting for pensions or other postretirement benefits and adoption of the standard had no effect on the company's results of operations, financial position, or cash flows.

     In March 1998, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position (SOP) 98-1 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which becomes effective for fiscal years beginning after December 15, 1998. The SOP requires capitalization of certain costs incurred after the date of adoption to develop or obtain software for internal use. The company will adopt this standard effective January 1, 1999. Adoption of the standard is not expected to have a material effect on the company's results of operations, financial position, or cash flows.

     In April 1998, the AICPA issued SOP 98-5 - Reporting on the Costs of Start-Up Activities, which becomes effective for fiscal years beginning after December 15, 1998. The SOP requires certain costs, which previously were capitalized, be expensed and reported as a cumulative effect of a change in accounting principle, and requires that such costs incurred after adoption be expensed as incurred. The company will adopt this standard effective January 1, 1999. Adoption of the standard is not expected to have a material effect on the company's results of operations, financial position, or cash flows.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133-Accounting for Derivative Instruments and Hedging Activities, which becomes effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. Management is currently evaluating the effect that adoption of this standard will have on the company's results of operations, financial position, and cash flows.

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

     The claim receivable represents costs incurred to date on the Accurate Fuselage Assembly (AFA) program that the company expects to recover from The Boeing Company for out-of-scope work and related delay and disruption costs incurred on the program.

     Accounts receivable at December 31, 1998, are expected to be collected in 1999 except for approximately $35 million due in 2000 and $124 million due in 2001 and later. These amounts principally relate to long-term contracts with the U.S. Government.

     Allowances for doubtful amounts represent mainly estimates of overhead type costs which may not be successfully negotiated and collected.

     Accounts receivable were comprised of the following:

$ in millions                                      1998      1997
-------------------------------------------------------------------
Due from U.S. Government, long-term contracts
   Current accounts
      Billed                                     $   362   $   408
      Unbilled                                     2,145     3,481
      Progress payments received                  (1,388)   (2,772)
-------------------------------------------------------------------
                                                   1,119     1,117
-------------------------------------------------------------------
Due from other customers, long-term contracts
   Current accounts
      Billed                                         141        87
      Unbilled                                       137       133
      Claim                                           29
-------------------------------------------------------------------
                                                     307       220
-------------------------------------------------------------------
   Total due, long-term contracts                  1,426     1,337
-------------------------------------------------------------------

Trade and other accounts receivable
   Due from U.S. Government                           63        87
   Due from other customers                           65        72
-------------------------------------------------------------------
   Total due, trade and other                        128       159
-------------------------------------------------------------------
                                                   1,554     1,496
Allowances for doubtful amounts                      (47)      (55)
-------------------------------------------------------------------
                                                 $ 1,507   $ 1,441
===================================================================

INVENTORIED COSTS

Inventoried costs were comprised of the following:

$ in millions                                     1998      1997
------------------------------------------------------------------
Production costs of contracts in process         $1,487    $1,415
Excess of production cost of delivered items
 over the estimated average unit cost               162       141
Administrative and general expenses                 245       222
------------------------------------------------------------------
                                                  1,894     1,778
Progress payments received                         (521)     (495)
------------------------------------------------------------------
                                                 $1,373    $1,283
==================================================================

     Inventoried costs relate to long-term contracts in process and include expenditures for raw materials and work in process beyond what is required for recorded orders. These expenditures are incurred to help maintain stable and efficient production schedules. The excess of production costs of delivered and in process items over the estimated average costs is carried in inventory under the learning curve concept. Under this concept, production costs per unit are expected to decrease over time due to efficiencies arising from continuous improvement in the performance of repetitive tasks

     The ratio of inventoried administrative and general expenses to total inventoried costs is estimated to be the same as the ratio of total administrative and general expenses incurred to total contract costs incurred.

     According to the provisions of U.S. Government contracts, the customer has title to, or a security interest in, substantially all inventories related to such contracts.

INCOME TAXES

Income tax expense, both federal and foreign, was comprised of the following:

$ in millions                              1998   1997   1996
--------------------------------------------------------------
Currently payable
 Federal income taxes                      $   6  $  26  $  60
 Foreign income taxes                          5      3      2
--------------------------------------------------------------
                                              11     29     62
Change in deferred federal income taxes      107    215    106
--------------------------------------------------------------
                                           $ 118  $ 244  $ 168
==============================================================

  Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income before income taxes due to the following:

$ in millions                            1998    1997    1996
--------------------------------------------------------------
Income tax expense at statutory rate    $ 109   $ 228   $ 151
Goodwill amortization                      16      17      16
Benefit from ESOP dividends                (3)     (3)     (3)
Other, net                                 (4)      2       4
--------------------------------------------------------------
                                        $ 118   $ 244   $ 168
==============================================================

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

     The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal and state tax balances, as categorized in the Consolidated Statements of Financial Position, were as follows:

$ in millions                                             1998      1997
--------------------------------------------------------------------------
Deferred tax assets
 Deductible temporary differences
  Retiree benefit plan expense                           $  364    $  558
  Provision for estimated expenses                           41        60
  Income on contracts                                                  41
  Other                                                      12        37
--------------------------------------------------------------------------
                                                            417       696
--------------------------------------------------------------------------
 Taxable temporary differences
  Purchased intangibles                                     (89)     (152)
  Excess tax over book depreciation                         (69)      (53)
  Income on conracts                                        (12)
  Other                                                     (57)
--------------------------------------------------------------------------
                                                           (227)     (205)
--------------------------------------------------------------------------
                                                         $  190    $  491
==========================================================================
Deferred tax liabilities
 Taxable temporary differences
    Income on contracts                                  $  865    $  771
    Administrative and general expenses
     period costed for tax purposes                          18         8
    Retiree benefit plan income                                        28
    Excess tax over book depreciation                                  14
    Other                                                              22
--------------------------------------------------------------------------
                                                            883       843
--------------------------------------------------------------------------
 Deductible temporary differences
    Provision for estimated expenses                       (174)       (3)
    Retiree benefit plan expense                            (16)      (12)
    Other                                                   (30)
--------------------------------------------------------------------------
                                                           (220)      (15)
--------------------------------------------------------------------------
 Tax carryforwards
    Tax credits                                             (82)      (22)
    Alternative minimum tax credit                          (54)      (90)
--------------------------------------------------------------------------
                                                           (136)     (112)
--------------------------------------------------------------------------
                                                         $  527    $  716
==========================================================================
Net deferred tax liability
 Total deferred tax liabilities (taxable
   temporary differences above)                          $1,110    $1,048
 Less total deferred tax assets (deductible
   temporary differences and tax carryforwards above)       773       823
--------------------------------------------------------------------------
                                                         $  337    $  225
==========================================================================

     The tax carryforward benefits are expected to be used in the periods in which net deferred tax liabilities mature. These tax credit carryforwards are in various amounts and expire over the years 1999 through 2007. The alternative minimum tax credit can be carried forward indefinitely.

NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

The company has available short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities. At December 31, 1998, $67 million was outstanding at a weighted average interest rate of 5.60 percent. At December 31, 1997, $87 million was outstanding at a weighted average interest rate of 6.51 percent.

     Additionally, the company has a credit agreement with a group of domestic and foreign banks to provide for two credit facilities: $1.8 billion available on a revolving credit basis through March 2002; and a term loan payable in 13 quarterly installments of $50 million plus interest through March 1, 2002. The company pays, at least quarterly, interest on the outstanding debt under the Credit Agreement at rates that vary based in part on the company's credit rating and leverage ratio. At December 31, 1998, the $650 million term loan had a weighted average interest rate of 5.68 percent. At December 31, 1997, $850 million was outstanding at a weighted average interest rate of 6.24 percent. Principal payments permanently reduce the amount available under this agreement as well as the debt outstanding.

     At December 31, 1998, $512 million at a weighted average interest rate of
5.66 percent was outstanding under the company's revolving credit facility. At December 31, 1997, $250 million at a weighted average interest rate of 6.17 percent was outstanding. Under these agreements, in the event of a "change in control," the banks are relieved of their commitments. Compensating balances are not required under these agreements.

     The company's credit agreements contain restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and interest coverage. At December 31, 1998, $633 million of retained earnings were unrestricted as to the payment of dividends.

     Long-term debt consisted of the following:

$ in millions                     1998     1997
-----------------------------------------------
Notes due 2004, 8.625%          $  350   $  350
Notes due 2006, 7%                 400      400
Debentures due 2016, 7.75%         300      300
Debentures due 2024, 9.375%        250      250
Debentures due 2026, 7.875%        300      300
Revolving credit facility          512      250
Term loans payable to banks        650      850
-----------------------------------------------
                                 2,762    2,700
Less current portion               200      200
-----------------------------------------------
                                $2,562   $2,500
===============================================

     The debt indenture contains restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.

     The principal amount of long-term debt outstanding at December 31, 1998, due in each of the years 1999 through 2001 is $200 million with $50 million due in 2002 and $2,112 million due thereafter.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the company in estimating its fair value disclosures for financial instruments:

     Due to the short-term nature of these items, the carrying amount reported in the Consolidated Statements of Financial Position for Cash and Cash Equivalents, Accounts Receivable and amounts borrowed under the company's short-term credit lines are estimated to approximate fair value.

     The fair value of the long-term debt at the respective yearends was calculated based on interest rates available for debt with terms and due dates similar to the company's existing debt arrangements.

     The company has limited involvement with derivative financial instruments and does not use them for trading purposes. To mitigate the variable rate characteristic of its term loans, the company has from time to time entered into interest rate swap agreements. No interest rate swap agreements were in effect at December 31, 1998, or December 31, 1997. If any interest rate swap agreements had existed, unrealized gains(losses) would be calculated based upon the amounts at which they could have been settled at then current interest rates.

     Carrying amounts and the related estimated fair values of the company's financial instruments at December 31 of each year are as follows:

$ in millions                                            1998     1997
------------------------------------------------------------------------
Long-term debt
 Carrying amount                                         $2,762   $2,700
 Fair value                                               2,914    2,856
------------------------------------------------------------------------

RETIREMENT BENEFITS

The company sponsors several defined-benefit pension plans covering over 70 percent of employees. Pension benefits for most employees are based on the employee's years of service and compensation during the last ten years before retirement. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the company. Five of the company's fifteen qualified plans, which cover more than 59 percent of all employees, were in a legally defined full-funding limitation status at December 31, 1998.

     The company and subsidiaries also sponsor defined-contribution plans in which most employees are eligible to participate. Company contributions for most plans are based on a matching of employee contributions up to 4 percent of compensation.

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

     The cost to the company of these plans in each of the last three years is shown in the following table.

                                            Pension Benefits            Medical and Life Benefits
$ in millions                          1998      1997      1996          1998      1997      1996
--------------------------------------------------------------------------------------------------
Components of net periodic
  benefit cost(income)
Service cost                         $   187     $ 162     $ 174        $  27     $  27     $  27
Interest cost                            642       618       570           95        98        91
Expected return on plan assets        (1,008)     (834)     (761)         (34)      (26)      (22)
Amortization of
    Prior service costs                   35        34        41
    Transition assets, net               (42)      (42)      (42)
    Net gain from previous years         (80)      (71)      (21)         (16)      (10)       (5)
--------------------------------------------------------------------------------------------------
Net periodic benefit cost(income)    $  (266)    $(133)    $ (39)       $  72     $  89     $  91
==================================================================================================
Defined contribution plans cost      $    89     $  84     $  84
==================================================================================================

     Major assumptions as of each year-end used in the accounting for the defined-benefit plans are shown in the following table. Pension cost is determined using all three factors as of the end of the preceding year, whereas the funded status of the plans, shown later, uses only the first two factors as of the end of each year.

                                                    1998   1997   1996
-----------------------------------------------------------------------
Discount rate for obligations                       6.50%  7.00%  7.50%
Rate of increase for compensation                   4.00   4.50   4.50
Expected long-term rate of return on plan assets    9.50   9.50   9.00
-----------------------------------------------------------------------

     These assumptions also were used in retiree health care and life insurance benefit calculations with one modification. Since, unlike the pension trust, the earnings of the VEBA trust are taxable, the above 9.5 percent expected rate of return on plan assets was reduced accordingly to 6 percent after taxes. A significant factor used in estimating future per capita cost of covered health care benefits for the company and its retirees is the health care cost trend rate assumption. The rate used was 7 percent for 1998 and is assumed to decrease gradually to 6 percent for 2006 and remain at that level thereafter. A one-percentage-point change in that rate would have the following effects:

                                                                1-Percentage-   1-Percentage-
$ in millions                                                   Point Increase  Point Decrease
-----------------------------------------------------------------------------------------------
Effect on total of service and interest cost components              $ 14           $ (12)
Effect on postretirement benefit obligation                           144            (132)

     The following tables set forth the funded status and amounts recognized in the Consolidated Statements of Financial Position at each year-end for the company's defined-benefit pension and retiree health care and life insurance benefit plans. Pension benefits data includes the qualified plans as well as thirteen unfunded non-qualified plans for benefits provided to directors, officers and employees either beyond those provided by, or payable under, the company's main plans.

                                                              Pension Benefits       Medical and Life Benefits
$ in millions                                                1998           1997         1998        1997
---------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                    $ 9,056        $ 7,991       $ 1,443   $ 1,321
Service cost                                                   187            162            27        27
Interest cost                                                  642            618            95        98
Plan participants' contributions                                 7             10            25        28
Amendments                                                       3
Actuarial loss                                                 851            851            67        60
Benefits paid                                                 (582)          (576)          (98)      (91)
----------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                           10,164          9,056         1,559     1,443
----------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year              10,832          9,454           538       468
Actual return on plan assets                                 1,651          1,795            61        90
Employer contributions                                         125            149            44        43
Plan participants' contributions                                 7             10            25        28
Benefits paid                                                 (582)          (576)          (98)      (91)
----------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                    12,033         10,832           570       538
----------------------------------------------------------------------------------------------------------
Funded status                                                1,869          1,776          (989)     (905)
Unrecognized prior service cost                                200            231             2         2
Unrecognized net transition asset                             (162)          (204)
Unrecognized net gain                                       (1,723)        (2,010)         (125)     (181)
----------------------------------------------------------------------------------------------------------
Net asset(liability) recognized                            $   184        $  (207)      $(1,112)  $(1,084)
==========================================================================================================

Amounts recognized in the statement of
   financial position
Prepaid benefit cost                                       $   712        $   371       $         $
Accrued benefit liability                                     (528)          (578)       (1,112)   (1,084)
Additional minimum liability                                   (64)           (54)
Intangible asset                                                16             19
Accumulated other comprehensive income                          48             35
----------------------------------------------------------------------------------------------------------
Net asset(liability) recognized                            $   184        $  (207)      $(1,112)  $(1,084)
==========================================================================================================

     For pensions plans with benefit obligations in excess of assets as of December 31, 1998, the projected benefit obligation was $1,451 million, the accumulated benefit obligation was $1,285 million, and the fair value of assets was $784 million. As of December 31, 1997, the projected benefit obligation was $1,284 million, the accumulated benefit obligation was $1,122 million, and the fair value of assets was $586 million.

     Pension plan assets at December 31, 1998, comprised 51 percent domestic equity investments in listed companies (including 5 percent in Northrop Grumman common stock); 12 percent equity investments listed on international exchanges; 26 percent in fixed income investments, principally U.S. Government securities; 3 percent in venture capital and real estate investments; and 8 percent in cash. The investment in Northrop Grumman represents 4,111,669 shares, or 6 percent of the company's total shares outstanding.

     Retiree health care and life insurance plan assets at December 31, 1998, comprised 78 percent domestic equity investments in listed companies; 12 percent equity investments on international exchanges; and 10 percent in cash and equivalents.

COMMITMENTS AND CONTINGENCIES

The corporation and its subsidiaries have been named as defendants in various legal actions. Based upon available information, it is the company's expectation that those actions are either without merit or will have no material adverse effect on the company's results of operations or financial position.

     The company has incurred costs in excess of revenues on the development and production phases of the Joint STARS program. The company may incur additional losses in the future under existing production contracts as they are currently structured. The company has submitted Requests for Equitable Adjustment (REAs) to the U.S. Air Force seeking additional revenue on these production contracts. The company and the U.S. Air Force executed an Alternate Dispute Resolution Agreement to attempt to resolve these REAs. The parties have been engaged in fact-finding and currently expect negotiations to begin in the second quarter of 1999. If negotiations are not successful or become substantially delayed, the company intends to pursue resolution in accordance with the Contract Disputes Act.

     In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by other environmental agencies. To assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at December 31, 1998, the range of reasonably possible future costs for environmental remediation is $44 million to $79 million, of which $57 million has been accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's results of operations, financial position, or cash flows.

     The company has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on these agreements aggregated approximately $800 million at December 31, 1998.

     The company has agreed to invest an additional $30 million in Kistler Aerospace Corporation preferred stock. This investment will only be made when Kistler Aerospace Corporation has obtained additional funding from other sources and will represent the last increment of funding required to complete and test the first K-1 vehicle, and is subject to the company's then determination that the K-1 is a viable launch system.

     Minimum rental commitments under long-term noncancellable operating leases total $315 million which is payable as follows: 1999 - $77 million, 2000 - $62 million, 2001 - $49 million, 2002 - $37 million, and 2003 - $27 million, 2004 and thereafter - $63 million.

STOCK RIGHTS

The company has a Common Stock Purchase Rights plan with one right issued in tandem with each share of common stock. The rights will become exercisable on the tenth business day after a person or group has acquired 15 percent or more of the general voting power of the company, or announces an intention to make a tender offer for 30 percent or more of such voting power, without the prior consent of the Board of Directors. If the rights become exercisable, a holder will be entitled to purchase one share of common stock from the company at an initial exercise price of $250.

     If a person acquires more than 15 percent of the then outstanding voting power of the company or if the company is combined with an acquiror, each right will entitle its holder to receive, upon exercise, shares of the company's or the acquiror's (depending upon which is the surviving company) common stock having a value equal to two times the exercise price of the right.

     The company will be entitled to redeem the rights at $.01 per right at any time prior to the earlier of the date that a person has acquired or obtained the right to acquire 15 percent of the general voting power of the company or the expiration of the rights in October 2008. The rights are not exercisable until after the date on which the company's prerogative to redeem the rights has expired. The rights do not have voting or dividend privilege and cannot be traded independently from the company's common stock until such time as they become exercisable.

STOCK COMPENSATION PLANS

At December 31, 1998, Northrop Grumman had two stock-based compensation plans -- the 1993 Long-Term Incentive Stock Plan (LTISP) applicable to employees and the 1995 Stock Option Plan for Non-Employee Directors (SOPND). The LTISP contains change in control provisions which were activated in February 1998 upon approval by the shareholders of the proposed merger of the company with Lockheed Martin Corporation. As a result, all unvested stock awards were immediately vested.

     The LTISP permits grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs) and stock awards. Under the LTISP, each stock option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Options generally vest in 25 percent increments two, three, four and five years from the grant date and expire ten years after the grant date. No SARs have been granted under the LTISP. Stock awards, in the form of restricted performance stock rights, are granted to key employees without payment to the company. Recipients of the rights earn shares of stock based on a total-shareholder-return measure of performance over a five-year period with interim distributions three and four years after grant. If at the end of the five-year period the performance objectives have not been met, unearned rights, up to 70 percent of the original grant for most recipients, will be forfeited. Termination of employment can result in forfeiture of some or all of the benefits extended under the plan. Each year 1.5% of the company's total issued and outstanding common stock at the end of the preceding fiscal year become available for issuance pursuant to incentive awards. During 1998, a number of awards granted under the LTISP contained terms, including limitations and conditions on exercisability and vesting, that took into account and were predicated upon future annual share availability.

     The SOPND permits grants of stock options to nonemployee directors. Each grant of a stock option is made at the closing market price on the date of the grant, is immediately exercisable, and expires ten years after the grant date. At December 31, 1998, 259,500 shares were available for future grants under the SOPND.

     The company applies Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for awards made under the plans. When stock options are exercised, the amount of the cash proceeds to the company is recorded as an increase to paid-in capital. No compensation expense is recognized in connection with stock options. Compensation expense for restricted performance stock rights is estimated and accrued over the vesting period. The fixed 30 percent minimum distribution portion is recorded at grant value and the variable portion is recorded at market value. Compensation expense recognized for stock awards was $163 million in 1998, $57 million in 1997, and $25 million in 1996.

     Stock option activity for the last three years is summarized below:

                                                                            Weighted-
                                                                              Average
                                                                 Shares      Exercise         Shares
                                                           Under Option        Prices    Exercisable
-----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                              3,429,681          $35        1,212,290
  Granted, market options                                     1,048,640           76
  Cancelled                                                    (190,041)          31
  Exercised                                                    (261,008)          28
-----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                              4,027,272           47        1,384,026
  Granted, market options                                        15,000           85
  Cancelled                                                    (100,932)          58
  Exercised                                                    (570,182)          34
-----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                              3,371,158           49        1,556,475
  Granted, market options                                       992,000           74
  Granted, premium options                                    1,986,450           95
  Cancelled                                                      (5,700)          65
  Exercised                                                    (766,182)          48
-----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                              5,577,726           70        2,624,276
=====================================================================================================

     Had compensation expense been determined based on the fair value at the grant dates for stock option awards granted in 1998, 1997 and 1996, consistent with the method of Financial Accounting Standards Board Statement 123 - Accounting for Stock Based Compensation, net income, basic earnings per share, and diluted earnings per share in 1998 would have been lower by $5 million, seven cents and seven cents, respectively. For 1997 net income, basic earnings per share and diluted earnings per share would have been lower by $5 million, eight cents and eight cents, respectively. For 1996 net income, basic earnings per share and diluted earnings per share would have been lower by $2 million, three cents, and four cents, respectively. These amounts were determined using weighted-average per share fair values for premium options granted in 1998 of $15 and for market options granted in 1998, 1997 and 1996 of $20, $25 and $24, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years and for 1998, 1997 and 1996, respectively, the following additional assumptions: dividend yield -1.9 percent, 1.9 percent and 2.1 percent; expected volatility -27 percent, 22 percent and 28 percent; and risk-free interest rate -4.4 percent, 6.7 percent and 6.2 percent.

     At December 31, 1998, the following stock options were outstanding:

                                    Options Outstanding                          Options Exercisable
                   ------------------------------------------------          -------------------------
                                            Weighted-     Weighted-                          Weighted-
Range of                Number                Average       Average                Number      Average
Exercise           Outstanding              Remaining      Exercise           Exercisable     Exercise
Prices             at 12/31/98       Contractual Life        Prices           at 12/31/98       Prices
--------------------------------------------------------------------         -------------------------
$16 to 35              730,500              1.9 years          $ 20               730,500         $ 20
 36 to 55              625,529              5.7 years            41               625,529           41
 56 to 75            1,517,247              8.9 years            68               540,247           58
 76 to 95            1,647,892              9.1 years            85               703,000           81
 96 to 118           1,056,558             10.0 years           101                25,000          104
                    ----------                                                -----------
                     5,577,726                                                  2,624,276
                    ==========                                                ===========

     Restricted performance stock rights were granted with weighted-average grant-date fair values per share as follows: 1998 - 794,050 at $73; 1997 - 7,700 at $80; and 1996 - 802,800 at $81.

UNAUDITED SELECTED QUARTERLY DATA

Quarterly financial results are set forth in the following tables together with dividend and common stock price data.

1998 Quarters
$ in millions, except per share            4          3         2         1
----------------------------------------------------------------------------
Net sales                           $  2,536   $  2,213  $  2,139  $  2,014
Operating margin                         103        238       208       207
Net income(loss)                          (3)       116        93       (12)
Basic earnings(loss) per share          (.04)      1.68      1.36      (.18)
Diluted earnings(loss) per share        (.04)      1.67      1.34      (.18)
Dividend per share                       .40        .40       .40       .40
Stock price:
High                                      84    108 5/8   110 3/4       139
Low                                  68 7/16    59 5/16   97 3/16   102 3/4
----------------------------------------------------------------------------

     Operating margin in the fourth quarter of 1998 includes charges of $104 million related to the 747 fuselage program and $21 million due to an increase in the cost estimate to complete work on the test phase of development for the Directional Infrared Countermeasures (DIRCM) program. The Boeing 747 charge resulted from a reduction in future fuselage deliveries that caused an increase in the estimated cost to complete work on the current production block and a charge to operations of certain nonrecurring costs for the Accurate Fuselage Assembly (AFA) precision manufacturing system, which are no longer considered recoverable from sales of future deliveries. Pretax costs of $16 million and $42 million are included in the third and fourth quarter, respectively, related to activities to realign operating units, consolidate facilities and exit certain business areas. Cumulative margin rate adjustments on the Joint STARS and E-2C programs reduced operating margin in the second quarter by $25 million. Charges related to the company's terminated merger with Lockheed Martin Corporation of $180 million and $6 million were recorded in the first and second quarter, respectively. Included in the 1998 fourth quarter results is the write off of the company's $30 million investment comprised of advances on behalf of the Kistler Aerospace Corporation. The write off resulted from the company's assessment that the near-term likelihood of Kistler obtaining additional financing made recovery of the investment uncertain.

1997 Quarters

$ in millions, except per share             4         3        2        1
-------------------------------------------------------------------------
Net sales                          $    2,510  $  2,297  $ 2,228  $ 2,118
Operating margin                          246       205      233      196
Net income                                117        98      108       84
Basic earnings per share                 1.75      1.46     1.62     1.27
Diluted earnings per share               1.71      1.44     1.59     1.25
Dividend per share                        .40       .40      .40      .40
Stock price:
High                                123 13/16   127 7/8   89 3/4   82 5/8
Low                                   100 7/8    87 1/2   71 7/8   71 3/8
-------------------------------------------------------------------------

     Operating margin in the fourth quarter of 1997 includes a $55 million positive cumulative margin rate adjustment on the B-2 production contract and a $27 million mark-to-market charge for restricted performance stock rights. Charges of $20 million and $13 million were recorded in the fourth and first quarters, respectively, related to increases in the cost estimate to complete the company's work on the DIRCM program. In the third quarter, operating margin was reduced by a $53 million cumulative margin rate adjustment on the Joint STARS program.

    The corporation's common stock is traded on the New York and Pacific Stock Exchanges (trading symbol NOC). The approximate number of holders of record of the corporation's common stock at March 1, 1999, was 11,779.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Northrop Grumman Corporation
Los Angeles, California

     We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Los Angeles, California
March 17, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required in response to this Item.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 11. Executive Compensation

     The information as to Executive Compensation will be incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information as to Security Ownership of Certain Beneficial Owners and Management will be incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

     The information as to Certain Relationships and Related Transactions will be incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

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

     2.  Financial Statement Schedule
         Schedule II -Valuation and Qualifying Accounts

     All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     Separate financial statements of the parent company are omitted since it is primarily an operating company and minority equity interests in and/or nonguaranteed long-term debt of subsidiaries held by others than the company are in amounts which together do not exceed 5 percent of the total consolidated assets at December 31, 1998.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibits

3(a) Certificate of Incorporation, as amended (incorporated by reference to Form S-3 Registration Statement, filed August 18, 1994)

3(b) Northrop Grumman Corporation Bylaws, as amended and restated December 16, 1998.

4(a) Common Stock Purchase Rights Agreement (incorporated by reference to Form 8-A filed November 13, 1998)

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

4(e) Form of Northrop Grumman Corporation's 7 3/4% Debentures Due 2016 (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

4(f) Form of Northrop Grumman Corporation's 7 7/8% Debentures Due 2026 (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

10(a) Second Amended and Restated Credit Agreement dated as of April 15, 1994,
      Amended and Restated as of March 1, 1996 among Northrop Grumman Corporation, Bank of America National Trust and Savings Association, as Documentation Agent, Chemical Securities, Inc., as Syndication Agent, The Chase Manhattan Bank (National Association), as Administrative Agent, and the Banks Signatories thereto (incorporated by reference to Form 8-K, filed March 18, 1996), and amended as of November 1, 1996 (incorporated by reference to Form 10-K filed February 25, 1997)

10(b) Uncommitted Credit Facility dated October 10, 1994, between Northrop
      Grumman Corporation and Wachovia Bank of Georgia, N.A., which is substantially identical to facilities between Northrop Grumman Corporation and certain banks some of which are parties to the Credit Agreement filed as Exhibit 10(a) hereto (incorporated by reference to Form 10-K filed February 22, 1996)

10(c) 1973 Incentive Compensation Plan as amended December 16, 1998.

10(d) 1973 Performance Achievement Plan (incorporated by reference to Form 8-B filed June 21, 1985)

10(e) Northrop Supplemental Plan 2 (incorporated by reference to Form 10-K filed
      February 22, 1996) and amended as of June 19, 1996. (incorporated by reference to Form 10-K filed March 30, 1998)

10(f) Northrop Grumman Corporation ERISA Supplemental Plan I (incorporated by reference to Form 10-K filed February 28, 1994)

10(g) Retirement Plan for Independent Outside Directors as amended April 24,
      1998.

10(h) 1987 Long-Term Incentive Plan, as amended (incorporated by reference to
      Form SE filed March 30, 1989)

10(i) Executive Life Insurance Policy (incorporated by reference to Form 10-K filed February 22, 1996)

10(j) Executive Accidental Death, Dismemberment and Plegia Insurance Policy
      (incorporated by reference to Form 10-K filed February 22, 1996)

10(k) Executive Long-Term Disability Insurance Policy (incorporated by reference to Form 10-K filed February 22, 1996)

10(l) Key Executive Medical Plan Benefit Matrix (incorporated by reference to
      Form 10-K filed February 22, 1996)

10(m) Executive Dental Insurance Policy Group Numbers 5134 and 5135
      (incorporated by reference to Form 10-K filed February 22, 1996)

10(n) Group Excess Liability Policy (incorporated by reference to Form 10-K filed February 22, 1996)

10(o) Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended and restated (incorporated by reference to Northrop Grumman Corporation Form S- 8 Registration Statement filed November 25, 1998.)

10(p) Northrop Corporation 1993 Stock Plan for Non-Employee Directors
      (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993), amended as of September 21, 1994 (incorporated by reference to Form 10-K filed March 21, 1995)

10(q) Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee
      Directors (incorporated by reference to 1995 Proxy Statement filed March 30, 1995)

10(r) Form of Northrop Grumman Corporation Special Agreement (incorporated by reference to Form 10-K filed February 25, 1997), as amended August 1997, December 1997 (with respect to Richard B. Waugh, Jr.) and February 1998 (incorporated by reference to Form 10-K filed March 30, 1998)

10(s) Executive Deferred Compensation Plan (effective December 29,
      1994)(incorporated by reference to Form 10-K filed February 25, 1997)

10(t) Northrop Grumman Corporation Non-Employee Directors Equity Participation
      Plan, as amended December 16, 1998.

10(u) CPC Supplemental Executive Retirement Program (incorporated by reference to Form 10-K filed March 30, 1998)

10(v) Form of Ownership Retention Agreement and Amendment No.1 by letter dated
      April 18, 1998 (incorporated by reference to 10-Q filed April 24, 1998)

10(w) Master Escrow Agreement and Master Escrow Agreement Clarification dated
      April 8, 1998 (incorporated by reference to 10-Q filed April 24, 1998)

10(x) Northrop Grumman 1998 Restricted Stock Rights Plan (incorporated by reference to Form S-8 Registration Statement filed November 25, 1998)

10(y) Northrop Grumman Corporation Change-In-Control Severance Plan, as amended
      November 18, 1998.

 21   Subsidiaries

 23   Independent Auditors' Consent

 24   Power of Attorney

 27   Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 1999.



                           Northrop Grumman Corporation

                       By:         Nelson F. Gibbs
                           ----------------------------------------
                                   Nelson F. Gibbs
                            Corporate Vice President and Controller
                               (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 22nd day of March 1999, by the following persons and in the capacities indicated.


  Signature                         Title
  ---------                         -----
Kent Kresa*                    Chairman of the Board, President and Chief
                                Executive Officer and Director (Principal
                                Executive Officer)

Jack R. Borsting*              Director
John T. Chain, Jr.*            Director
Jack Edwards*                  Director
Phillip Frost*                 Director
Robert A. Lutz*                Director
Aulana L. Peters*              Director
John E. Robson*                Director
Richard R. Rosenberg*          Director
John Brooks Slaughter*         Director
Richard J. Stegemeier*         Director
Richard B. Waugh, Jr.*         Corporate Vice President and Chief
                                Financial Officer
                                   (Principal Financial Officer)

*By   John H. Mullan
     --------------------------------------------------
      John H. Mullan
      Attorney-in-Fact
     pursuant to a power of attorney

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

               COL. A                    COL. B       COL. C        COL. D       COL. E
             ----------                ----------  ------------  -------------  ---------
                                                                     Other
                                       Balance at                  Changes--     Balance
           Classification              Beginning    Additions         Add        at End
                                       of Period    At Cost(2)    (Deduct)(1)   of Period
                                       ----------  ------------  -------------  ---------
Description:

Year ended December 31, 1996
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful amounts..     $74,574    $21,929     $ (41,058)       $55,445

Year ended December 31, 1997
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful amounts..     $55,445    $17,279     $ (17,746)       $54,978

Year ended December 31, 1998
  Reserves and allowances deducted
   from asset accounts:
    Allowances for doubtful amounts..     $54,978    $ 8,076     $ (16,013)       $47,041

___________
(1)  Uncollectible amounts written off, net of recoveries.
(2) Additions include allowances for bad debts from acquired companies of $5,951 in 1996.

                         INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements Nos. 333-68029 and 333-68003 of Northrop Grumman Corporation on Form S-8 of our report dated March 17, 1999 appearing in this Annual Report on Form 10-K of Northrop Grumman Corporation for the year ended December 31, 1998.



DELOITTE & TOUCHE LLP
Los Angeles, California
March 22, 1999