Form 10-Q
period 1999-03-31
NORTHROP GRUMMAN CORP
filed 1999-05-13
CIK 72945

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to_____________________

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



Common Stock outstanding as of April 30,1999         68,908,626 shares

                              Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements



CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION

                                                 March 31,     December 31,
Dollars in millions                                   1999             1998
---------------------------------------------------------------------------

Assets:
Cash and cash equivalents                           $   29           $   44
Accounts receivable, net of progress payments of
  $1,764 in 1999 and $1,388 in 1998                  1,489            1,507
Inventoried costs, net of progress payments of
  $587 in 1999 and $521 in 1998                      1,424            1,373
Deferred income taxes                                   23               24
Prepaid expenses                                        65               85
---------------------------------------------------------------------------
Total current assets                                 3,030            3,033
---------------------------------------------------------------------------
Property, plant and equipment                        3,068            3,058
Accumulated depreciation                            (1,802)          (1,784)
---------------------------------------------------------------------------
                                                     1,266            1,274
---------------------------------------------------------------------------
Goodwill, net of accumulated amortization of
  $362 in 1999 and $338 in 1998                      3,356            3,381
Other purchased intangibles, net of accumulated
  amortization of $318 in 1999 and $295 in 1998        772              795
Prepaid pension cost, intangible pension asset and
  benefit trust fund                                   889              787
Deferred income taxes                                  154              166
Assets available for sale                               35               37
Investments in and advances to affiliates and
  sundry assets                                         59               63
---------------------------------------------------------------------------
                                                     5,265            5,229
---------------------------------------------------------------------------
                                                    $9,561           $9,536
===========================================================================



                            Northrop Grumman Corporation and Subsidiaries




                                                                     March 31,      December 31,
Dollars in millions                                                       1999              1998
------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Notes payable to banks                                                  $  153            $   69
Current portion of long-term debt                                          200               200
Trade accounts payable                                                     422               416
Accrued employees' compensation                                            321               337
Advances on contracts                                                      335               354
Income taxes payable including deferred income taxes
  of $557 in 1999 and $527 in 1998                                         580               527
Other current liabilities                                                  494               464
------------------------------------------------------------------------------------------------
Total current liabilities                                                2,505             2,367
------------------------------------------------------------------------------------------------
Long-term debt                                                           2,375             2,562
Accrued retiree benefits                                                 1,728             1,704
Other long-term liabilities                                                 42                53

Paid-in capital
  Preferred stock, 10,000,000 shares authorized; none issued
  Common stock, 200,000,000 shares authorized; issued and outstanding:
   1999 - 68,872,649; 1998 - 68,836,810                                    990               989
Retained earnings                                                        1,952             1,892
Accumulated other comprehensive loss                                       (31)              (31)
------------------------------------------------------------------------------------------------
                                                                         2,911             2,850
------------------------------------------------------------------------------------------------
                                                                        $9,561            $9,536
================================================================================================








The accompanying notes are an integral part of these consolidated financial statements.


                              Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS



                                               Three months ended March 31,
Dollars in millions, except per share                     1999         1998
---------------------------------------------------------------------------
Net sales                                               $2,093       $2,014
Cost of sales
    Operating costs                                      1,609        1,536
    Administrative and general expenses                    268          271
---------------------------------------------------------------------------
Operating margin                                           216          207
Merger costs                                                           (180)
Interest expense                                           (55)         (55)
Other, net                                                   3            9
----------------------------------------------------------------------------
Income(loss) before income taxes and cumulative
  effect of accounting change                              164          (19)
Federal and foreign income taxes(benefit)                   60           (7)
Income(loss) before cumulative effect of
  accounting change                                        104          (12)
Cumulative effect of change in accounting for start-up costs,
  net of income tax benefit of $11                         (16)
---------------------------------------------------------------------------
Net income(loss)                                        $   88       $  (12)
===========================================================================


Weighted average shares outstanding, in millions          68.9         67.8
===========================================================================
Basic earnings(loss) per share:
   Before cumulative effect of accounting change        $ 1.51       $ (.18)
   Accounting change                                      (.24)
---------------------------------------------------------------------------
   Basic earnings(loss) per share                       $ 1.27       $ (.18)
===========================================================================

Diluted earnings(loss) per share:
   Before cumulative effect of accounting change        $ 1.50       $ (.18)
   Accounting change                                      (.24)
----------------------------------------------------------------------------
   Diluted earnings(loss) per share                     $ 1.26       $ (.18)
===========================================================================

Dividends per share                                     $  .40       $  .40
===========================================================================



The accompanying notes are an integral part of these consolidated financial statements.


                               Northrop Grumman Corporation and Subsidiaries


CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY


                                                   Three months ended March 31,
Dollars in millions                                            1999        1998
-------------------------------------------------------------------------------

Paid-in Capital
At beginning of year                                        $   989     $   838
Employee stock awards and options exercised                       1         105
===============================================================================
                                                                990         943
===============================================================================

Retained Earnings
At beginning of year                                         1,892       1,807
Net income(loss)                                                88         (12)
Cash dividends                                                 (28)        (27)
-------------------------------------------------------------------------------
                                                             1,952       1,768
===============================================================================

Accumulated Other Comprehensive Loss                           (31)        (22)
-------------------------------------------------------------------------------

Total shareholders' equity                                  $2,911      $2,689
===============================================================================















The accompanying notes are an integral part of these consolidated financial statements.


                               Northrop Grumman Corporation and Subsidiaries


CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS



                                                  Three months ended March 31,
Dollars in millions                                           1999        1998
------------------------------------------------------------------------------
Operating Activities
 Sources of Cash
   Cash received from customers
     Progress payments                                     $   786    $    404
     Other collections                                       1,367       1,587
 Income tax refunds received                                    22           5
 Interest received                                                           1
 Other cash receipts                                             3
------------------------------------------------------------------------------
 Cash provided by operating activities                       2,178       1,997
------------------------------------------------------------------------------
Uses of Cash
 Cash paid to suppliers and employees                        1,967       1,949
 Interest paid                                                  59          58
 Income taxes paid                                               8           5
 Other cash disbursements                                        1          22
------------------------------------------------------------------------------
   Cash used in operating activities                         2,035       2,034
------------------------------------------------------------------------------
 Net cash provided by(used in) operating activities            143        (37)
------------------------------------------------------------------------------
Investing Activities
 Additions to property, plant and equipment                    (42)        (40)
 Proceeds from sale of property, plant and equipment             9           3
 Other investing activities                                      4           1
------------------------------------------------------------------------------
 Net cash used in investing activities                         (29)        (36)
------------------------------------------------------------------------------
Financing Activities
 Borrowings under lines of credit                                           95
 Repayment of borrowings under lines of credit                 (53)
 Principal payments of long-term debt                          (50)        (50)
 Proceeds from issuance of stock                                 2          16
 Dividends paid                                                (28)        (27)
------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           (129)         34
------------------------------------------------------------------------------
Decrease in cash and cash equivalents                          (15)        (39)
Cash and cash equivalents balance at beginning of period        44          63
------------------------------------------------------------------------------
Cash and cash equivalents balance at end of period        $     29    $     24
==============================================================================




                              Northrop Grumman Corporation and Subsidiaries



                                                Three months ended March 31,
Dollars in millions                                        1999         1998
----------------------------------------------------------------------------

Reconciliation of Net Income(Loss) to Net Cash
   Provided by (Used in) Operating Activities
Net income(loss)                                         $   88       $  (12)
Adjustments to reconcile net income(loss) to
  net cash provided(used)
   Depreciation                                              43           46
   Amortization of intangible assets                         47           46
   Common stock issued to employees                                       88
   Loss on disposals of property, plant and equipment                      2
   Retiree benefits income                                  (57)         (47)
   Decrease(increase) in
        Accounts receivable                                 (50)        (196)
        Inventoried costs                                  (122)        (163)
        Prepaid expenses                                     20           (9)
   Increase(decrease) in
        Progress payments                                   136          260
        Accounts payable and accruals                        10          (23)
        Provisions for contract losses                        4           12
        Deferred income taxes                                43            1
        Income taxes payable                                 23            2
        Retiree benefits                                    (45)         (45)
        Other transactions                                    3            1
----------------------------------------------------------------------------

Net cash provided by(used in) operating activities       $  143       $  (37)
============================================================================















The accompanying notes are an integral part of these consolidated financial statements.


                               Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION


                                                  Three months ended March 31,
Dollars in millions                                           1999        1998
------------------------------------------------------------------------------
Net Sales
Integrated Systems & Aerostructures                        $ 1,173     $ 1,205
Electronic Sensors & Systems                                   615         619
Information Technology (Logicon)                               353         235
Intersegment sales                                             (48)        (45)
------------------------------------------------------------------------------
                                                            $2,093      $2,014
==============================================================================
Operating Margin
Integrated Systems & Aerostructures                         $   82      $   85
Electronic Sensors & Systems                                    45          58
Information Technology (Logicon)                                19          14
------------------------------------------------------------------------------
Total                                                          146         157
Other items included in operating margin:
Corporate expenses                                              (8)         (8)
Deferred state tax provision                                    (5)         (7)
Pension income                                                  83          65
------------------------------------------------------------------------------
Operating margin                                           $   216     $   207
==============================================================================
Contract Acquisitions
Integrated Systems & Aerostructures                        $ 1,429     $   964
Electronic Sensors & Systems                                   575         486
Information Technology (Logicon)                               409         250
Intersegment acquisitions                                      (29)        (21)
------------------------------------------------------------------------------
                                                           $ 2,384     $ 1,679
==============================================================================
Funded Order Backlog
Integrated Systems & Aerostructures                        $ 7,189     $ 7,889
Electronic Sensors & Systems                                 3,079       3,395
Information Technology(Logicon)                                622         462
Intersegment backlog                                          (150)       (219)
------------------------------------------------------------------------------
                                                           $10,740     $11,527
==============================================================================



                             Northrop Grumman Corporation and Subsidiaries


NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in the company's 1998 annual report on Form 10-K report.

New Accounting Standards
In January 1999, the company adopted Statement of Position (SOP) 98-5 - Reporting on the Costs of Start-up Activities, which requires that certain costs, that previously had been deferred, be expensed and reported as a cumulative effect of a change in accounting principle, and all such future costs be expensed as incurred.
   In the first quarter of 1999, the company recorded a $16 million after-tax charge, or $.24 per share, as the cumulative effect of a change in accounting principle.

Earnings per Share
Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans.

   Basic and diluted earnings per share are calculated as follows:


                                                  Net                     Earnings(Loss)
Three months ended March 31,                  Income(Loss)     Shares        per Share
                                              -----------    ----------   -------------
                                               (millions)    (millions)
1999
   Basic earnings per share
     before accounting change                    $ 104           68.9          $ 1.51
                                                 =====                          =====
   Dilutive effect of stock options
     and awards                                                    .5
                                                                 ====
   Diluted earnings per share before
     accounting change                           $ 104           69.3          $ 1.50
                                                 =====          =====           =====

1998
   Basic earnings(loss) per share before
     accounting change                           $ (12)          67.8          $ (.18)
                                                  =====                         =====
   Dilutive effect of stock options
     and awards                                                   1.5
                                                                 ====

   Diluted earnings(loss) per share before
   accounting change                             $ (12)          69.3          $ (.18)
                                                  =====         =====           =====




                               Northrop Grumman Corporation and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF THE COMPANY'S FINANCIAL
        CONDITION AND THE RESULTS OF ITS OPERATIONS




Sales were 4 percent higher in the first quarter of 1999 versus the first quarter of 1998, reflecting an increase in Information Technology (Logicon) segment sales, partially offset by a small decrease in Integrated Systems and Aerostructures (ISA) segment sales. Electronic Sensors and Systems (ESS) segment sales were essentially unchanged from the same period a year ago.
     Logicon sales increased 50 percent in the first quarter of 1999 over the same period in 1998. The Government Information Technology business area benefited from a significant order on the I-CASE program for the U.S. Government, on which Logicon is a value-added reseller of hardware and software. Sales in the Technology Services business area increased as a result of work on the J-BOSC base operations support contract for NASA and the U.S. Air Force, which began in the fourth quarter of 1998. For 1999, Logicon sales are expected to increase by approximately 15 percent over 1998 sales.
     ISA sales decreased by 3 percent in the first quarter of 1999 compared with the first quarter of 1998, primarily due to lower Air Combat Systems (ACS) sales, partially offset by increased Aerostructures sales. The ACS decrease resulted from lower F/A-18 and B-2 sales. The F/A-18E/F program is transitioning from a low-rate initial production (LRIP) contract, accounted for under the cost-to-cost type of percentage-of-completion method, to a production contract, accounted for under the units-of-delivery method. As a consequence, F/A-18E/F sales will increase in the remainder of 1999 as the company begins making deliveries under the production contract in the second quarter of this year. The Aerostructures sales increase was due to higher C-17 and Boeing jetliner sales. The company continues in its discussions with The Boeing Company regarding the company's claims for recovery of incurred and estimated future out-of-scope work and related delay and disruption costs associated with the AFA program. The program is expected to be substantially completed in the second quarter of this year. To date, $44 million of such costs, expected to be recovered, have been incurred and are recorded as a claim receivable.

                                 Northrop Grumman Corporation and Subsidiaries



     Sales by business area and units delivered in the first quarter were:

$ in millions                                             1999        1998
---------------------------------------------------------------------------

Integrated Systems & Aerostructures
   ACS                                                 $   451     $   540
   Aerostructures                                          391         342
   AEW/EW                                                  192         156
   AGS/BM                                                  161         185
   Intrasegment Eliminations                               (22)        (18)
--------------------------------------------------------------------------
                                                         1,173       1,205
--------------------------------------------------------------------------

Electronic Sensors & Systems
   Aerospace Electronic Systems                            254         287
   C3I&N                                                   214         177
   Defensive Electronic Systems                            111         119
   Other                                                    36          36
--------------------------------------------------------------------------
                                                           615         619
--------------------------------------------------------------------------

Information Technology (Logicon)
   Government Information Technology                       241         173
   Technology Services                                      83          34
   Commercial Information Technology                        29          28
--------------------------------------------------------------------------
                                                           353         235
--------------------------------------------------------------------------
Intersegment eliminations                                  (48)        (45)
--------------------------------------------------------------------------
        Total sales                                     $2,093      $2,014
==========================================================================

Units                                                     1999        1998
---------------------------------------------------------------------------
   B-2                                                       1           1
   F/A-18 C/D                                                9           9
   747                                                      12          13
   C-17                                                      2           2
--------------------------------------------------------------------------




                               Northrop Grumman Corporation and Subsidiaries


     ISA operating margin for the quarter was $82 million, down slightly from the first quarter of 1998. The 1999 results reflect lower operating margins on Boeing jetliners, which were partially offset by improved margins on the F/A-18 and B-2 programs.
     ESS operating margin in the first quarter of 1999 was $45 million as compared with $58 million in last year's first quarter. The decrease is due in part to additional costs incurred in transitioning a defensive electronic system development program to production.
     Logicon operating margin for the quarter increased $5 million as compared with the first quarter of 1998, primarily as a result of increased sales.
     Company operating margin includes pension income of $83 million in the first quarter of 1999, an $18 million increase from the first quarter of 1998.
     Since the beginning of the Joint STARS program, the company (and prior to 1994, the Grumman Corporation) has incurred over $100 million of costs in excess of revenues in the performance of the development and production phases of the program. In 1998, the company submitted Requests for Equitable Adjustment (REAs) to the U. S. Air Force seeking adjustment to production contracts for cost increases incurred during the refurbishment and conversion of used Boeing 707 aircraft to Joint STARS platforms. The company and the U. S. Air Force executed an Alternate Dispute Resolution Agreement(ADR) to attempt to resolve these REAs and, in April 1999, the company filed these REAs as certified claims. If the ADR process is unsuccessful, the company will pursue its claims pursuant to the Contracts Disputes Act. The company cannot predict the outcome of this claim process or the effect of the ultimate resolution on the company's results of operations, financial position, and cash flows.
     Last year's first quarter results included a $180 million pretax charge ($1.70 per share after tax) for costs associated with the company's terminated merger with Lockheed Martin Corporation
     Interest expense for this year's first quarter was $55 million, the same as the amount reported for the first quarter of 1998, reflecting a like level of average borrowings at a similar average interest rate in both periods.
     The company's effective tax rate was 36.6 percent for the first quarter of 1999, essentially unchanged from the same period in 1998.

                          Northrop Grumman Corporation and Subsidiaries


     Effective January 1, 1999, the company adopted the new accounting standard, SOP 98-5 - Reporting on the Costs of Start-Up Activities, which requires that certain costs, that previously had been deferred, be expensed and reported as a cumulative effect of a change in accounting principle. The company reported a $16 million after-tax charge, or $.24 per share, to write off the previously deferred start-up costs. All such future costs will be expensed as incurred.
     Cash provided by operating activities increased to $143 million for the quarter, compared to cash used by operating activities of $37 million in the same period last year. The increase reflects increased sales and improved cash collections in 1999. Last year's use of cash by operating activities was driven by merger related expenses as well as an increase in working capital for Boeing jetliners in support of increased production levels. Cash generated from operating activities for the remainder of 1999 is expected to be sufficient to finance capital expenditures, and dividends and make required debt service payments. The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.

Year 2000 Issues
The company continues to implement its program to address the Year 2000 issue. The program, which began in 1996, consists of the following four phases: assessing, planning, remediating, and testing-validating. The project encompasses the entire company and all aspects of Year 2000 compliance including software applications, mainframe environment, desktop equipment, networks, telecommunications, department supported systems, facilities systems, and embedded systems in product deliverables. The company also is working with its customers and suppliers to assess their Year 2000 readiness, reviewing contracts for any potential Year 2000 liabilities, and developing contingency plans and year end support plans where appropriate.
     All four phases were substantially completed by the end of 1998. Activities scheduled to be completed in 1999 are largely comprised of low risk equipment upgrades, and various vendor supplied upgrades that became available in late 1998 or early 1999.
     The company has a formal planning, measurement and reporting process for the Year 2000 project. This process includes regular progress briefings to senior management and to the audit committee of the Board of Directors.
     The company separately identifies the costs of Year 2000 remedial efforts only for internal information services personnel, principally
as a planning and control tool.   The total costs of these efforts
incurred during the years 1996 through 1999 are expected to be approximately $42 million, of which approximately $36 million was expended through March 31, 1999. Year 2000 costs are allowable costs under applicable government contracting regulations. Accordingly, the portion of Year 2000 costs allocable to contracts is being so charged as part of

                          Northrop Grumman Corporation and Subsidiaries


normal overhead pursuant to approved methods established for this purpose. Based on information available to date, management does not anticipate that future expenditures for required modifications and conversions will have a material adverse effect on the company's financial position, results of operations, or cash flows.
     Northrop Grumman cannot predict the eventual outcome associated with the innumerable possible situations that could result from whatever computer failures might occur, internally or among its customers and suppliers, and the impact that such failures might have on Northrop Grumman's ability to perform its day to day operations.
If required modifications and conversions are not made as planned, serious adverse impact to the operations of the company could result. In addition, Year 2000 problems could adversely affect the ability of customers and critical suppliers to meet their contractual commitments
to the company.   Some of these developments, should they occur, could
have a material adverse impact on the financial position, results of operations, or cash flows of Northrop Grumman.
     As stated above, most of the assessing, planning, remediating and testing-validating phases were completed in 1998, with a minor number of activities remaining to be addressed in 1999. Contingency planning will be required to address potential computer failures that either are
1) of greatest risk for potential failure or 2) might impact mission critical systems. Assessment of Year 2000 progress is a critical input to the development of contingency plans. Year 2000 contingency plans have been developed for each Northrop Grumman sector and are in the process of being reviewed and approved. Year end support plans and site staffing requirements are under development.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The company has fixed-rate long-term debt obligations, most of which are not callable until maturity. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At March 31, 1999, no interest rate swap agreements were in effect.
     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

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

                              Northrop Grumman Corporation and Subsidiaries


Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

         27   Financial Data Schedule

  (b)    Reports on Form 8-K
         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.







                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Northrop Grumman Corporation (Registrant)





Date:     May 13, 1999              by/s/R. B. Waugh, Jr.
                                    R. B. Waugh, Jr.
                                    Corporate Vice President and
                                    Chief Financial Officer



Date:     May 13, 1999              by/s/J. H. Mullan
                                    John H. Mullan
                                    Corporate Vice President and
                                    Secretary