Form 10-Q
period 1999-06-30
NORTHROP GRUMMAN CORP
filed 1999-08-02
CIK 72945

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                  or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------------to------------------

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



Common Stock outstanding as of  July 26, 1999        69,429,095 shares

                                  Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION


                                                          June 30, December 31,
Dollars in millions                                           1999         1998
-------------------------------------------------------------------------------

Assets:
Cash and cash equivalents                                   $   87       $   44
Accounts receivable, net of progress payments of
  $1,829 in 1999 and $1,388 in 1998                          1,505        1,507
Inventoried costs, net of progress payments of
  $592 in 1999 and $521 in 1998                              1,336        1,373
Deferred income taxes                                           23           24
Prepaid expenses                                                88           85
-------------------------------------------------------------------------------
Total current assets                                         3,039        3,033
-------------------------------------------------------------------------------
Property, plant and equipment                                3,044        3,058
Accumulated depreciation                                    (1,802)      (1,784)
-------------------------------------------------------------------------------
                                                             1,242        1,274
-------------------------------------------------------------------------------

Goodwill, net of accumulated amortization of $387 in 1999
  and $338 in 1998                                           3,454        3,381
Other purchased intangibles, net of accumulated amortization
   of $340 in 1999 and $295 in 1998                            750          795
Prepaid pension cost, intangible pension
  asset and benefit trust fund                                 989          787
Deferred income taxes                                           99          166
Assets available for sale                                       30           37
Investments in and advances to affiliates and sundry assets     54           63
-------------------------------------------------------------------------------
                                                             5,376        5,229
-------------------------------------------------------------------------------
                                                           $ 9,657      $ 9,536
================================================================================

                                  I-1


                          Northrop Grumman Corporation and Subsidiaries





                                                                     June 30,     December 31,
Dollars in millions                                                      1999             1998
----------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Notes payable to banks                                                  $               $   69
Current portion of long-term debt                                         200              200
Trade accounts payable                                                    440              416
Accrued employees' compensation                                           357              337
Advances on contracts                                                     294              354
Income taxes payable including deferred income taxes
  of $572 in 1999 and $527 in 1998                                        578              527
Other current liabilities                                                 492              464
----------------------------------------------------------------------------------------------
Total current liabilities                                               2,361            2,367
----------------------------------------------------------------------------------------------

Long-term debt                                                          2,500            2,562
Accrued retiree benefits                                                1,723            1,704
Other long-term liabilities                                                42               53

Paid-in capital
  Preferred stock, 10,000,000 shares authorized; none issued
  Common stock, 200,000,000 shares authorized; issued and outstanding:
 1999 - 69,410,539; 1998 - 68,836,810                                   1,024              989
Retained earnings                                                       2,038            1,892
Accumulated other comprehensive loss                                      (31)             (31)
----------------------------------------------------------------------------------------------
                                                                        3,031            2,850
----------------------------------------------------------------------------------------------
                                                                       $9,657           $9,536
==============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                          Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS



                              Three months ended June 30,     Six months ended June 30,
Dollars in millions, except per share       1999     1998                 1999     1998
---------------------------------------------------------------------------------------
Net sales                                 $2,274   $2,139               $4,367   $4,153
Cost of sales
  Operating costs                          1,777    1,631                3,386    3,167
  Administrative and general expenses        259      300                  527      571
---------------------------------------------------------------------------------------
Operating margin                             238      208                  454      415
Merger costs                                           (6)                         (186)
Interest expense                             (54)     (59)                (109)    (114)
Other, net                                    (4)       4                   (1)      13
---------------------------------------------------------------------------------------
Income before income taxes and
  cumulative effect of accounting
    change                                   180      147                  344      128
Federal and foreign income taxes              67       54                  127       47
---------------------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                          113       93                  217       81
Cumulative effect of change in accounting
  for start-up costs, net of income tax
   benefit of $11                                                          (16)
---------------------------------------------------------------------------------------
Net income                                $  113   $   93               $  201   $   81
=======================================================================================


Weighted average shares outstanding,
  in millions                               68.6     68.6                 68.7     68.2
=======================================================================================

Basic earnings per share:
  Before cumulative effect of
    accounting change                     $ 1.65   $ 1.36               $ 3.16   $ 1.19
  Accounting change                                                       (.24)
---------------------------------------------------------------------------------------
  Basic earnings per share                $ 1.65   $ 1.36               $ 2.92   $ 1.19
=======================================================================================

Diluted earnings per share:
  Before cumulative effect of
    accounting change                     $ 1.64   $ 1.34               $ 3.13   $ 1.17
  Accounting change                                                       (.24)
---------------------------------------------------------------------------------------
  Diluted earnings per share              $ 1.64   $ 1.34               $ 2.89   $ 1.17
=======================================================================================

Dividends per share                       $  .40   $  .40               $  .80   $  .80
=======================================================================================




The accompanying notes are an integral part of these consolidated financial statements.


                               Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY



                                                           Six months ended June 30,
Dollars in millions                                               1999          1998
------------------------------------------------------------------------------------


Paid-in Capital

At beginning of year                                            $  989       $  838
Stock issued in purchase of affiliate                               30
Employee stock awards and options exercised                          5          121
------------------------------------------------------------------------------------
                                                                 1,024          959
------------------------------------------------------------------------------------

Retained Earnings
At beginning of year                                             1,892        1,807
Net income                                                         201           81
Cash dividends                                                     (55)         (54)
------------------------------------------------------------------------------------
                                                                 2,038        1,834
------------------------------------------------------------------------------------

Accumulated Other Comprehensive Loss                               (31)         (22)
------------------------------------------------------------------------------------

Total shareholders' equity                                      $3,031       $2,771
====================================================================================


















The accompanying notes are an integral part of these consolidated financial statements.


                          Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS




                                                           Six months ended June 30,
Dollars in millions                                                1999         1998
------------------------------------------------------------------------------------
Operating Activities
 Sources of Cash
   Cash received from customers
     Progress payments                                           $  947       $  861
     Other collections                                            3,475        3,354
 Income tax refunds received                                         23            8
 Interest received                                                    1            1
 Other cash receipts                                                  5            4
------------------------------------------------------------------------------------
 Cash provided by operating activities                            4,451        4,228
------------------------------------------------------------------------------------
Uses of Cash
 Cash paid to suppliers and employees                             3,900        4,092
 Interest paid                                                      106          106
 Income taxes paid                                                   59           29
 Other cash disbursements                                             8           29
------------------------------------------------------------------------------------
 Cash used in operating activities                                4,073        4,256
------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                378          (28)
------------------------------------------------------------------------------------
Investing Activities
 Additions to property, plant and equipment                         (72)         (86)
 Payment for businesses purchased, net of cash acquired             (97)
 Proceeds from sale of property, plant and equipment                 16           13
 Other investing activities                                                       (1)
------------------------------------------------------------------------------------
 Net cash used in investing activities                             (153)         (74)
------------------------------------------------------------------------------------
Financing Activities
 Borrowings under lines of credit                                    23          251
 Repayment of borrowings under lines of credit                      (53)
 Principal payments of long-term debt                              (100)        (150)
 Proceeds from issuance of stock                                      3           32
 Dividends paid                                                     (55)         (54)
------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities               (182)          79
------------------------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents                      43          (23)
Cash and cash equivalents balance at beginning of period             44           63
------------------------------------------------------------------------------------
Cash and cash equivalents balance at end of period               $   87       $   40
====================================================================================



                              Northrop Grumman Corporation and Subsidiaries


                                                           Six months ended June 30,
Dollars in millions                                                1999         1998
------------------------------------------------------------------------------------

Reconciliation of Net Income to Net Cash
   Provided by(Used in) Operating Activities
Net income                                                       $  201       $   81
Adjustments to reconcile net income to net
  cash provided(used)
   Depreciation                                                      98           95
   Amortization of intangible assets                                 95           92
   Common stock issued to employees                                               88
   Loss on disposals of property, plant and equipment                 1            4
   Retiree benefits income                                         (114)         (97)
   Decrease(increase) in
      Accounts receivable                                           (82)        (261)
      Inventoried costs                                             (57)        (354)
      Prepaid expenses                                               12          (16)
   Increase(decrease) in
      Progress payments                                             206          310
      Accounts payable and accruals                                 (27)          42
      Provisions for contract losses                                 11           24
      Deferred income taxes                                         112           16
      Income taxes payable                                            6           32
      Retiree benefits                                              (91)         (88)
   Other transactions                                                 7            4
------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              $  378       $  (28)
====================================================================================

Noncash Investing Activities:
Purchase of businesses
   Assets acquired                                               $  156
   Cash paid                                                        (97)
   Stock issued                                                     (30)
------------------------------------------------------------------------------------
   Liabilities assumed                                           $   29
====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                  I-6

             Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION






                                Three months ended June 30,Six months ended June 30,
Dollars in millions                            1999      1998          1999     1998
------------------------------------------------------------------------------------

Net Sales
Integrated Systems & Aerostructures         $ 1,293   $ 1,210       $ 2,466  $ 2,415
Electronic Sensors & Systems                    659       695         1,274    1,314
Information Technology (Logicon)                365       288           718      523
Intersegment sales                              (43)      (54)          (91)     (99)
------------------------------------------------------------------------------------
                                            $ 2,274   $ 2,139       $ 4,367  $ 4,153
====================================================================================
Operating Margin
Integrated Systems & Aerostructures         $    91   $    84       $   173  $   169
Electronic Sensors & Systems                     54        56            99      114
Information Technology (Logicon)                 21        21            40       35
------------------------------------------------------------------------------------
Total                                           166       161           312      318
Other items included in operating margin:
Corporate expenses                               (8)      (14)          (16)     (22)
Deferred state tax provision                     (4)       (7)           (9)     (14)
Pension income                                   84        68           167      133
------------------------------------------------------------------------------------
Operating margin                            $   238   $   208       $   454  $   415

Contract Acquisitions
Integrated Systems & Aerostructures         $   782   $ 1,013       $ 2,211  $ 1,977
Electronic Sensors & Systems                    954       453         1,529      939
Information Technology (Logicon)                317       260           726      510
Intersegment acquisitions                       (24)      (60)          (53)     (81)
------------------------------------------------------------------------------------
                                            $ 2,029   $ 1,666       $ 4,413  $ 3,345
====================================================================================
Funded Order Backlog
Integrated Systems & Aerostructures                                 $ 6,678  $ 7,692
Electronic Sensors & Systems                                          3,374    3,153
Information Technology (Logicon)                                        574      434
Intersegment backlog                                                   (131)    (225)
------------------------------------------------------------------------------------
                                                                    $10,495  $11,054
====================================================================================



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

                               Northrop Grumman Corporation and Subsidiaries



   Basic and diluted earnings per share are calculated as follows:



                                                                                 Earnings
Three months ended June 30,                       Net Income        Shares       per Share
                                                 ------------      --------     -----------
                                                  (millions)      (millions)
1999
 Basic EPS before accounting change                  $ 113           68.6           $ 1.65
                                                     =====                          ======
 Dilutive effect of stock options and awards                           .5
                                                                   ------
 Diluted EPS before accounting change                $ 113           69.1           $ 1.64
                                                     =====         ======           ======


1998
 Basic EPS before accounting change                  $  93           68.6           $ 1.36
                                                     =====                          ======
 Dilutive effect of stock options and awards                          1.0
                                                                   ------
 Diluted EPS before accounting change                $  93           69.6           $ 1.34
                                                     =====         ======           ======

Six months ended June 30,

1999
 Basic EPS before accounting change                  $ 217           68.7           $ 3.16
                                                     =====                          ======
 Dilutive effect of stock options and awards                           .7
                                                                   ------
 Diluted EPS before accounting change                $ 217           69.4           $ 3.13
                                                     =====         ======           ======


1998
 Basic EPS before accounting change                  $  81           68.2           $ 1.19
                                                     =====                          ======
 Dilutive effect of stock options and awards                          1.3
                                                                   ------
 Diluted EPS before accounting change                $  81           69.5           $ 1.17
                                                     =====         ======           ======



                          Northrop Grumman Corporation and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF THE COMPANY'S FINANCIAL
        CONDITION AND THE RESULTS OF ITS OPERATIONS





Sales were 6 percent higher in the second quarter and 5 percent higher in the first half of 1999 versus the same periods, respectively, of 1998, reflecting increases in both the Integrated Systems and Aerostructures (ISA) and Information Technology (Logicon) segments and a decrease in the Electronic Sensors and Systems (ESS) segment.
     ISA sales in the second quarter increased 7 percent over the second quarter of 1998, primarily due to increased F/A-18E/F sales, as this program transitions from development to production. Sales on the EA-6B program, which is reported in the Airborne Early Warning and Electronics Warfare (AEW/EW) business area, increased in both the second quarter and first half of 1999 versus comparable periods of 1998. The Aerostructures sales increase for the first six months of 1999 over the same period a year ago was due to higher C-17 sales.
     ESS sales for the second quarter and first six months of 1999 declined as compared to the same periods last year due to lower volume on combat electronic systems programs and surveillance sensors programs, which are included in the Aerospace Electronic Systems business area.
     Logicon sales were 27 percent higher in the second quarter and 37 percent higher in the first half of 1999 versus the same periods, respectively, of 1998. The Joint Base Operations Support Contract (J-BOSC), which was won in the third quarter of 1998, accounted for most of the increase in the Technology Services business area. The increase for the first six months of 1999 in the Government Information Technology business area is attributable to Inter-National Research Institute Inc. (INRI), which was acquired in the third quarter of 1998, as well as increased orders on the Integrated Computer Aided Software Engineering (I-CASE) contract, on which Logicon is a value-added reseller of hardware and software.

                          Northrop Grumman Corporation and Subsidiaries



     Sales by business area and units delivered were:

                                 Three months ended June 30,   Six months ended June 30,
$ in millions                                1999      1998                1999     1998
-------------------------------------------------------------------------------------

Integrated Systems & Aerostructures
  Air Combat Systems (ACS)                 $  544    $  509              $  995   $1,049
  Aerostructures                              367       365                 758      707
  Airborne Early Warning and
    Electronic Warfare (AEW/EW)               218       176                 410      332
  Airborne Ground Surveillance and
    Battle Management (AGS/BM)                188       189                 349      374
  Intrasegment Eliminations                   (24)      (29)                (46)     (47)
----------------------------------------------------------------------------------------
                                            1,293     1,210               2,466    2,415
----------------------------------------------------------------------------------------

Electronic Sensors & Systems
  Aerospace Electronic Systems                257       312                 511      599
  Command, Control, Communications,
    Intelligence and Naval Systems (C3I&N)    218       202                 432      379
  Defensive Electronic Systems                124       131                 235      250
  Other                                        60        50                  96       86
----------------------------------------------------------------------------------------
                                              659       695               1,274    1,314
----------------------------------------------------------------------------------------

Information Technology (Logicon)
  Government Information Technology           248       218                 489      391
  Technology Services                          85        40                 168       74
  Commercial Information Technology            32        30                  61       58
----------------------------------------------------------------------------------------
                                              365       288                 718      523
----------------------------------------------------------------------------------------

Intersegment eliminations                     (43)      (54)                (91)     (99)
----------------------------------------------------------------------------------------
    Total sales                            $2,274    $2,139              $4,367   $4,153
========================================================================================

Units
----------------------------------------------------------------------------------------
  B-2                                           1         1                   2        2
  F/A-18 C/D                                    7         8                  16       17
  F/A-18 E/F                                    3         0                   3        0
  747                                           8        13                  20       26
  C-17                                          4         0                   6        2
----------------------------------------------------------------------------------------



                          Northrop Grumman Corporation and Subsidiaries


     In the ISA segment, the amount and rate of operating margin earned on sales increased in the second quarter and first six months of 1999
as compared with the same periods of 1998.   The 1999 second quarter
results reflect upward cumulative margin rate adjustments of $36 million on the B-2 contract and $11 million on the F/A-18E/F.  These improvements were more than offset by downward cumulative margin rate adjustments on several Boeing aerostructures contracts totaling $40 million and lower overall margin rates on Boeing aerostructures work.
Last year's second quarter results included downward cumulative margin rate adjustments totaling $25 million on the E-8 Joint STARS and E-2C programs.
     In the second quarter of 1999, the company resolved its claims with Boeing regarding recovery of out-of-scope work and related delay and disruption costs associated with the Accurate Fuselage Assembly
(AFA) program, which is now substantially complete.  The settlement had no material effect on the company's financial results.
     Since the beginning of the Joint STARS program, the company (and prior to 1994, the Grumman Corporation) has incurred over $100 million of costs in excess of revenues in the performance of the development and production phases of the program. In 1998, the company submitted Requests for Equitable Adjustment (REAs) to the U. S. Air Force seeking adjustment to production contracts for cost increases incurred during the refurbishment and conversion of used Boeing 707 aircraft to Joint
STARS platforms.   The company and the U. S. Air Force executed an
Alternate Dispute Resolution Agreement(ADR) to attempt to resolve these REAs and, in April 1999, the company filed these REAs as certified claims. If the ADR process is unsuccessful, the company will pursue its claims pursuant to the Contracts Disputes Act. The company cannot predict the outcome of this claim process or the effect of the ultimate resolution on the company's results of operations, financial position, and cash flows.
      The amount and rate of operating margin earned on sales decreased in the ESS segment in the second quarter and first six months of 1999 as compared with the same periods of 1998. The decrease reflects lower margins in the Defensive Electronic Systems business area, due in part to additional costs incurred in transitioning a development program to production.
     Logicon reported a lower rate of operating margin earned on sales in both the second quarter and first half of 1999 as compared with the same periods of 1998, principally as a result of lower rates on new business and higher administrative costs.

                          Northrop Grumman Corporation and Subsidiaries


     The company has merged three of its retirement plans into one, to include the former Northrop Grumman Pension Plan, the Electronic
Sensors and Systems Sector Employees Pension Plan (non-represented),
and the Commercial Aircraft Employees Pension Plan (salaried).   The
pension plan merger will not result in any changes to any participant's existing pension benefits, nor will it alter individual plan designs.
     The retirement plan merger, effective in July 1999, has no impact on the company's financial results for the first six months of this year. The plan merger is expected to result in a reduction to net income of approximately $20 million, or $.27 per share, and improved cash flow after taxes of approximately $25 million in the last six months of 1999. The merged plan has assets in excess of $2.5 billion over projected benefit obligations and the company does not anticipate the need for contributions to the plan in the foreseeable future.
     Last year's first half results included a $186 million pretax charge ($1.73 per share after tax) for costs associated with the company's terminated merger with Lockheed Martin Corporation
     Interest expense was $54 million for the second quarter 1999 and $109 million for the first half of 1999, down from the $59 million and $114 million, respectively, reported in the same periods last year.
The decreases resulted principally from a lower average level of borrowings in the first half of 1999 compared with the first half of 1998.
     The company's effective federal income tax rate was 37 percent for the first six months of 1999, unchanged from the same period in 1998.
     Effective January 1, 1999, the company adopted the new accounting standard, SOP 98-5 - Reporting on the Costs of Start-Up Activities, which requires that certain costs that previously had been deferred be expensed and reported as a cumulative effect of a change in accounting principle. The company reported a $16 million after-tax charge, or $.24 per share, to write off the previously deferred start-up costs.
All such costs incurred after January 1, 1999, are being expensed as incurred and are expected to be approximately $8 million, before tax, for all of 1999.
     During the first half of 1999, $378 million of cash was generated by operations versus the $28 million that was used by operations in the first half of 1998. The increase reflects increased sales and improved cash collections in 1999. Last year's use of cash by operating activities was driven by merger related expenses as well as an increase in working capital for Boeing jetliners in support of increased production levels. Cash generated from operating activities for the remainder of 1999 is expected to be more than sufficient to finance capital expenditures and dividends and make required debt service payments. The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.

                          Northrop Grumman Corporation and Subsidiaries

Year 2000 Issues

The company continues to implement its program to address the Year 2000 issue. The program, which began in 1996, consists of the following four phases: assessing, planning, remediating, and testing-validating. The project encompasses the entire company and all aspects of Year 2000 compliance including software applications, mainframe environment, desktop equipment, networks, telecommunications, department supported systems, facilities systems, and embedded systems in product deliverables.
     All four phases were substantially completed by the end of 1998. The company has surveyed all major suppliers to determine their state of readiness, reviewed major customers' Year 2000 status, reviewed contracts for any potential Year 2000 liabilities, and developed contingency plans and year end support plans where appropriate. Activities scheduled to be completed in the remainder of 1999 are largely comprised of low risk equipment upgrades, and various upgrades that suppliers have only recently made available. Additional focus has been placed on contingency plans, year-end plans, and follow-up assessments for critical suppliers and major customers.
     Contingency plans have been developed to address potential computer failures that either 1) are of greatest risk for potential failure or 2) might impact mission critical systems. Assessment of Year 2000 progress is a critical input to the development of contingency plans. Follow-up assessments are being conducted for all critical suppliers and major customers. Year 2000 readiness letters were sent to all critical suppliers during the second quarter of 1999. All critical suppliers will be tracked until they are deemed Year 2000 ready or appropriate alternate sourcing strategies are in place. Major customers are also being reevaluated to assess their state of Year 2000 readiness. All business areas have reviewed their critical processes and systems and have completed Business Impact Assessments to identify potential risks, mitigation strategies, and critical resources. These are reflected in Year 2000 contingency plans that have been developed for each Northrop Grumman sector. Year-end support plans and site staffing requirements have been developed and are being refined.
     The company has a formal planning, measurement and reporting process for the Year 2000 project. This process includes regular progress briefings to senior management and to the audit committee of the Board of Directors.
     The company separately identifies the costs of Year 2000 remedial efforts only for internal information services personnel, principally
as a planning and control tool.   The total costs of these efforts
incurred during the years 1996 through 1999 are expected to be approximately $42 million, of which approximately $39 million was expended through June 30, 1999. Year 2000 costs are allowable costs under applicable government contracting regulations. Accordingly, the portion of Year 2000 costs allocable to contracts is being so charged as part of normal overhead pursuant to approved methods established for this purpose. Based on information available to date, management does not anticipate that future expenditures for required modifications and conversions will have a material adverse effect on the company's financial position, results of operations, or cash flows.

                          Northrop Grumman Corporation and Subsidiaries


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

Forward-Looking Information

There are statements in this quarterly report on Form 10-Q, and, not by way of limitation, in Management's Discussion and Analysis, that we believe are "forward-looking" statements and information within the meaning of Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties, including statements and assumptions that reflect the company's views with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. The company's operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon many factors, including, without limitation, the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; the ability of the company, its customers and suppliers to become Year 2000 compliant; continued development and acceptance of new products; performance issues with key suppliers and subcontractors;
government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support as well as other economic, political and technological risks and uncertainties, including risks detailed in the company's filings with the Securities and Exchange Commission, including, not by way of limitation, any Form 10-K, Form 10-Q and proxy statements, among others.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The company has fixed-rate long-term debt obligations, most of which are not callable until maturity. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At June 30, 1999, no interest rate swap agreements were in effect.
     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

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


Walsh, et al. v. Northrop Grumman Corporation
---------------------------------------------

In November 1994, a class action complaint was filed against Northrop Grumman Corporation, Grumman Corporation and four named individuals in the U.S. District Court of the Eastern District of New York, Case No. CV94-5105 (Platt C.J.).

On March 25, 1999, the District Court entered an order approving a settlement and dismissing the class action case with prejudice. On July 6, 1999, after time to appeal the District Court's order had lapsed with no appeal having been filed, Northrop Grumman Corporation paid six million dollars to the settlement administrator for distribution to the class members. This matter is now closed.


Item 2.  Changes in Securities and Use of Proceeds

(c)  Sale of Unregistered Securities.

On June 29, 1999 the Company issued 457,926 shares of Common Stock, par value $1 per share, to six individuals and/or trusts in exchange for all outstanding shares of Data Procurement Corporation, Inc., a Maryland corporation ("DPC"). DPC is engaged in providing information technology services to U.S. Federal agencies. The transaction was in the form of a statutory merger of a transitory acquisition subsidiary into DPC. In connection with the issuance, the Company claimed exemption from registration under Section 4(2) of the Act. The shares were issued to the six employee-owners and/or their related trusts pursuant to investor undertakings restricting distribution in violation of the Securities Act of 1933. The recipients obtained registration
rights in the transaction.   The shares bear restrictive legends.  The
recipients have the right to request that the Company file a registration statement under the Act with respect to resale of such securities. The transaction also involved a cash payment by the Company to or for the benefit of the individuals and/or trusts and aggregate value of the consideration received was commensurate with the value of the shares and cash exchanged.

                              Northrop Grumman Corporation and Subsidiaries


Item 4. Submission of Matters to a Vote of Security Holders

(a)  Annual Meeting --

     The annual meeting of stockholders of Northrop Grumman Corporation was held on May 19, 1999.


(b)  Election of Directors --

     The following Class II Director nominees were elected at the annual meeting:

     Phillip Frost
     Robert A. Lutz
     John E. Robson
     John Brooks Slaughter

     The Directors whose terms of office continue are:

     Jack R. Borsting
     John T. Chain, Jr.
     Jack Edwards
     Kent Kresa
     Aulana L. Peters
     Richard M. Rosenberg
     Richard J. Stegemeier

                                Northrop Grumman Corporation and Subsidiaries



(c) The matters voted upon at the meeting and the results of each vote are as follows:

                                  Votes         Votes
For Directors:                      For       Withheld
                                 ---------    --------
Phillip Frost                   54,814,475    3,911,721
Robert A. Lutz                  54,786,048    3,940,148
John E. Robson                  54,794,420    3,931,776
John Brooks Slaughter           54,790,406    3,935,790


                                         Votes           Votes        Shares        Broker
                                         For            Against     Abstaining    Non-Votes
                                       ----------      ---------    ----------    ---------

Ratification of the appointment
of Deloitte & Touche LLP as the
Company's independent auditors         57,961,484        459,399       305,313

Proposal to approve Incentive
Compensation Plan of Northrop
Grumman Corporation, as
amended and restated                   55,592,083      2,608,876       524,337          900

Shareholder Proposal
regarding military contracts            2,433,402     48,747,467     2,388,600    5,156,727

Shareholder Proposal regarding
super majority vote                    33,314,214     19,596,676       666,529    5,148,777

Shareholder Proposal regarding
classified board                       26,105,267     26,869,880       602,270    5,148,779

Shareholder Proposal regarding
Shareholder Rights Plan                34,232,862     18,609,933       644,625    5,238,776


                          Northrop Grumman Corporation and Subsidiaries



Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

         27   Financial Data Schedule

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.







                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Northrop Grumman Corporation (Registrant)





Date:  July 30, 1999                by/s/N. F. Gibbs
                                    N. F. Gibbs.
                                    Corporate Vice President and Controller



Date:  July 30, 1999                by/s/J. H. Mullan
                                    John H. Mullan
                                    Corporate Vice President and Secretary