Form 10-Q
period 1999-09-30
NORTHROP GRUMMAN CORP
filed 1999-11-04
CIK 72945

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   29549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to______________________

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



Common Stock outstanding as of October 29, 1999     69,488,534 shares

                                 Northrop Grumman Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION



                                            September 30,      December 31,
Dollars in millions                                  1999              1998
---------------------------------------------------------------------------

Assets:
Cash and cash equivalents                            $   37          $   44
Accounts receivable, net of progress payments of
  $1,739 in 1999 and $1,388 in 1998                   1,352           1,507
Inventoried costs, net of progress payments of
  $544 in 1999 and $521 in 1998                       1,424           1,373
Deferred income taxes                                    17              24
Prepaid expenses                                         46              85
---------------------------------------------------------------------------
Total current assets                                  2,876           3,033
---------------------------------------------------------------------------

Property, plant and equipment                         2,972           3,058
Accumulated depreciation                             (1,737)         (1,784)
---------------------------------------------------------------------------
                                                      1,235           1,274
---------------------------------------------------------------------------

Goodwill, net of accumulated amortization
  of $414 in 1999 and $338 in 1998                    3,534           3,381
Other purchased intangibles, net of accumulated
 amortization of $363 in 1999 and $295 in 1998          778             795
Prepaid pension cost, intangible pension asset
 and benefit trust fund                               1,092             787
Deferred income taxes                                    34             166
Assets available for sale                                26              37
Investments in and advances to affiliates
 and sundry assets                                       55              63
---------------------------------------------------------------------------
                                                      5,519           5,229
---------------------------------------------------------------------------
                                                    $ 9,630         $ 9,536
===========================================================================

                                 Northrop Grumman Corporation and Subsidiaries


                                              September 30,    December 31,
Dollars in millions                                    1999            1998
---------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Notes payable to banks                              $    99         $    69
Current portion of long-term debt                       200             200
Trade accounts payable                                  427             416
Accrued employees' compensation                         355             337
Advances on contracts                                   255             354
Income taxes payable including deferred income taxes
  of $590 in 1999 and $527 in 1998                      604             527
Other current liabilities                               503             464
---------------------------------------------------------------------------
Total current liabilities                             2,443           2,367
---------------------------------------------------------------------------
Long-term debt                                        2,300           2,562
Accrued retiree benefits                              1,711           1,704
Other long-term liabilities                              41              53

Paid-in capital
  Preferred stock, 10,000,000 shares authorized; none issued
  Common stock, 200,000,000 shares authorized;
   issued and outstanding:
       1999 - 69,483,426; 1998 - 68,836,810           1,028             989
Retained earnings                                     2,138           1,892
Accumulated other comprehensive loss                    (31)            (31)
---------------------------------------------------------------------------
                                                      3,135           2,850
                                                   $  9,630        $  9,536
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                I-2

                                 Northrop Grumman Corporation and Subsidiaries


CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS




                                    Three months ended   Nine months ended
                                         September 30,       September 30,
Dollars in millions, except per share    1999      1998      1999     1998
--------------------------------------------------------------------------


Net sales                              $2,122    $2,213    $6,489    $6,366
Cost of sales
  Operating costs                       1,586     1,668     4,972     4,835
  Administrative and general expenses     274       307       801       878
---------------------------------------------------------------------------
Operating margin                          262       238       716       653
Merger costs                                                           (186)
Interest expense                          (64)      (59)     (173)     (173)
Other, net                                  5         5         4        18
---------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of accounting change            203       184       547       312
Federal and foreign income taxes           75        68       202       115
---------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                       128       116       345       197
Cumulative effect of change in
  accounting for start-up costs,
net of income tax benefit of $11                              (16)
---------------------------------------------------------------------------
Net income                             $  128    $  116    $  329    $  197
===========================================================================

Weighted average shares outstanding,
  in millions                            69.4      68.9      69.1      68.4
===========================================================================

Basic earnings per share:
  Before cumulative effect of
    accounting change                  $ 1.84     $1.68     $5.00     $2.88
  Accounting change                                          (.24)
---------------------------------------------------------------------------
  Basic earnings per share             $ 1.84     $1.68     $4.76     $2.88
===========================================================================
Diluted earnings per share:
  Before cumulative effect of
    accounting change                  $ 1.83     $1.67     $4.97     $2.83
  Accounting change                                          (.24)
---------------------------------------------------------------------------
  Diluted earnings per share           $ 1.83     $1.67     $4.73     $2.83
===========================================================================

Dividends per share                    $  .40      $.40     $1.20     $1.20
===========================================================================





The accompanying notes are an integral part of these consolidated financial statements.


                                    I-3

                                 Northrop Grumman Corporation and Subsidiaries



CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY


                                                     Nine months ended September 30,
Dollars in millions                                                1999         1998
------------------------------------------------------------------------------------

Paid-in Capital
At beginning of year                                             $  989       $  838
Stock issued for businesses purchased                                30
Employee stock awards and options exercised                           9          148
------------------------------------------------------------------------------------
                                                                  1,028          986
------------------------------------------------------------------------------------

Retained Earnings
At beginning of year                                              1,892        1,807
Net income                                                          329          197
Cash dividends                                                      (83)         (82)
------------------------------------------------------------------------------------
                                                                  2,138        1,922
------------------------------------------------------------------------------------

Accumulated Other Comprehensive Loss                                (31)         (22)
------------------------------------------------------------------------------------

Total shareholders' equity                                       $3,135       $2,886
====================================================================================

















The accompanying notes are an integral part of these consolidated financial statements.


                                 Northrop Grumman Corporation and Subsidiaries



CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS



                                                     Nine months ended September 30,
Dollars in millions                                                1999         1998
------------------------------------------------------------------------------------

Operating Activities
    Sources of Cash
      Cash received from customers
          Progress payments                                      $1,297       $1,419
          Other collections                                       5,326        4,980
      Income tax refunds received                                    69           23
      Interest received                                               2           12
      Other cash receipts                                             6            7
------------------------------------------------------------------------------------
      Cash provided by operating activities                       6,700        6,441
------------------------------------------------------------------------------------
    Uses of Cash
      Cash paid to suppliers and employees                        5,812        6,156
      Interest paid                                                 166          144
      Income taxes paid                                              80           38
      Other cash disbursements                                        9           31
------------------------------------------------------------------------------------
      Cash used in operating activities                           6,067        6,369
------------------------------------------------------------------------------------
    Net cash provided by operating activities                       633           72
------------------------------------------------------------------------------------
Investing Activities
    Additions to property, plant and equipment                     (119)        (145)
    Payment for businesses purchased, net of cash acquired         (241)         (51)
    Proceeds from sale of property, plant and equipment              28           50
    Other investing activities                                                    (7)
------------------------------------------------------------------------------------
    Net cash used in investing activities                          (332)        (153)
------------------------------------------------------------------------------------
Financing Activities
    Borrowings under lines of credit                                 23          295
    Repayment of borrowings under lines of credit                  (105)
    Principal payments of long-term debt                           (150)        (150)
    Proceeds from issuance of stock                                   7           35
    Dividends paid                                                  (83)         (82)
------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities            (308)          98
------------------------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents                      (7)          17
Cash and cash equivalents balance at beginning of period             44           63
------------------------------------------------------------------------------------
Cash and cash equivalents balance at end of period               $   37       $   80
====================================================================================

                                        Northrop Grumman Corporation and Subsidiaries


                                                     Nine months ended September 30,
Dollars in millions                                                1999         1998
------------------------------------------------------------------------------------

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities
Net income                                                       $  329       $  197
Adjustments to reconcile net income to net cash provided
 Depreciation                                                       144          150
 Amortization of intangible assets                                  144          139
 Common stock issued to employees                                                 88
 Loss on disposals of property, plant and equipment                   9            5
 Retiree benefits income                                           (181)        (146)
 Decrease(increase) in
 Accounts receivable                                                177          285
 Inventoried costs                                                  (87)        (354)
 Prepaid expenses                                                    41            2
 Increase(decrease) in
 Progress payments                                                   70         (228)
 Accounts payable and accruals                                     (143)        (116)
 Provisions for contract losses                                      27           36
 Deferred income taxes                                              184           96
 Income taxes payable                                                14           14
 Retiree benefits                                                  (107)        (129)
 Other transactions                                                  12           33
------------------------------------------------------------------------------------
Net cash provided by operating activities                        $  633       $   72
====================================================================================

Noncash Investing Activities:
Purchase of businesses
 Assets acquired                                                 $  336       $   67
 Cash paid                                                         (241)         (56)
 Stock issued                                                       (30)
 -----------------------------------------------------------------------------------
 Liabilities assumed                                             $   65        $  11
====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                                 Northrop Grumman Corporation and Subsidiaries


SELECTED INDUSTRY SEGMENT INFORMATION





                                             Three months ended    Nine months ended
                                                  September 30,        September 30,
Dollars in millions                              1999      1998       1999      1998
------------------------------------------------------------------------------------

Net Sales
Integrated Systems & Aerostructures            $1,161    $1,249     $3,627    $3,664
Electronic Sensors & Systems                      626       752      1,900     2,066
Information Technology (Logicon)                  376       258      1,094       781
Intersegment sales                                (41)      (46)      (132)     (145)
------------------------------------------------------------------------------------
                                               $2,122    $2,213     $6,489    $6,366
====================================================================================
Operating Margin
Integrated Systems & Aerostructures            $  121    $  121    $  294    $  290
Electronic Sensors & Systems                       39        68       138       182
Information Technology (Logicon)                   23        13        63        48
------------------------------------------------------------------------------------
Total                                             183       202       495       520
Other items included in operating margin:
Corporate expenses                                 (8)      (24)      (24)      (46)
Deferred state tax provision                       (5)       (7)      (14)      (21)
Pension income                                     92        67       259       200
------------------------------------------------------------------------------------
Operating margin                               $  262    $  238    $  716    $  653
====================================================================================
Contract Acquisitions
Integrated Systems & Aerostructures            $  786    $1,121    $2,997    $3,098
Electronic Sensors & Systems                      478       687     2,007     1,626
Information Technology (Logicon)                  277       197     1,003       707
Intersegment acquisitions                         (38)      (25)      (91)     (106)
------------------------------------------------------------------------------------
                                               $1,503    $1,980    $5,916    $5,325
Funded Order Backlog
Integrated Systems & Aerostructures                                $6,303    $7,563
Electronic Sensors & Systems                                        3,226     3,088
Information Technology (Logicon)                                      475       374
Intersegment backlog                                                 (128)     (204)
------------------------------------------------------------------------------------
                                                                   $9,876   $10,821
====================================================================================

                                            I-7

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

                                 Northrop Grumman Corporation and Subsidiaries



   Basic and diluted earnings per share are calculated as follows:


                                                                          Earnings
Three months ended September 30,              Net Income       Shares     per Share
                                              -----------      ------     ---------

                                               (millions)    (millions)
1999
  Basic EPS before accounting change              $ 128         69.4       $ 1.84
                                                  =====                    ======
  Dilutive effect of stock options and awards                     .6
                                                               -----
  Diluted EPS before accounting change            $ 128         70.0       $ 1.83
                                                  =====        =====       ======


1998
  Basic EPS before accounting change              $ 116         68.9       $ 1.68
                                                  =====                    ======

  Dilutive effect of stock options and awards                     .7
                                                               -----

  Diluted EPS before accounting change            $ 116         69.6       $ 1.67
                                                  =====        =====       ======



Nine months ended September 30,

1999
  Basic EPS before accounting change              $ 345         69.1       $ 5.00
                                                  =====                    ======
  Dilutive effect of stock options and awards                     .3
                                                               -----
  Diluted EPS before accounting change            $ 345         69.4       $ 4.97
                                                  =====        =====       ======



1998
  Basic EPS before accounting change              $ 197        68.4        $ 2.88
                                                  =====                    ======
  Dilutive effect of stock options and awards                   1.1
                                                              -----
  Diluted EPS before accounting change           $ 197         69.5        $ 2.83
                                                 =====        =====        ======



                                 Northrop Grumman Corporation and Subsidiaries


Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF THE COMPANY'S FINANCIAL
         CONDITION AND THE RESULTS OF ITS OPERATIONS




Sales were 4 percent lower for the third quarter and 2 percent higher for the first nine months of 1999 versus the same periods of 1998. Both the Integrated Systems and Aerostructures (ISA) and Electronic Sensors and Systems (ESS) segments reflected lower sales for the third quarter and first nine months of 1999 as compared to 1998, while the Information Technology (Logicon) segment reported higher sales for both periods.
      ISA sales were 7 percent lower for the third quarter and 1 percent lower for the first nine months of 1999 as compared with the same periods of 1998. For both the third quarter and nine-month periods, Air Combat Systems business area sales reflect lower B-2 and F/A-18C/D sales and increased F/A-18E/F sales, as this program transitions from development to production. The Aerostructures sales decrease for the third quarter and first nine months of 1999 over the same periods a year ago are primarily due to lower commercial aerostructures sales. Sales on the EA-6B program, which is reported in the Airborne Early Warning and Electronics Warfare (AEW/EW) business area, increased in both the third quarter and first nine months of 1999 versus comparable periods of 1998.
     ESS sales for the third quarter and first nine months of 1999 declined by 17 percent and 8 percent, respectively, as compared to the same periods last year. The Aerospace Electronic Systems business area decreases are due to lower volume on combat electronic systems programs and surveillance sensors programs. The Command, Control, Communications, Intelligence and Naval Systems (C3I&N) business area decrease in the third quarter of 1999 as compared to the third quarter of 1998 is primarily attributable to lower air defense and air traffic control radar systems sales for international customers.
     Logicon sales were 46 percent higher in the third quarter and 40 percent higher in the first nine months of 1999 versus the same periods, respectively, of 1998. The increases are a result of work on the Joint Base Operations Support Contract (J-BOSC) for NASA and the U.S. Air Force, which was won in the third quarter of 1998, as well as increased volume in the Government Information Technology business area.

                                       Northrop Grumman Corporation and Subsidiaries

     Sales by business area and units delivered were:


                                           Three months ended      Nine months ended
                                                September 30,          September 30,
$ in millions                                  1999      1998         1999      1998
------------------------------------------------------------------------------------

Integrated Systems & Aerostructures
  Air Combat Systems (ACS)                  $   496   $   507     $ 1,491    $ 1,556
  Aerostructures                                320       407       1,078      1,114
  Airborne Early Warning and
    Electronic Warfare (AEW/EW)                 206       201         616        533
  Airborne Ground Surveillance
    and Battle Management (AGS/BM)              153       157         502        531
  Intrasegment Eliminations                     (14)      (23)        (60)       (70)
------------------------------------------------------------------------------------
                                              1,161     1,249       3,627      3,664
------------------------------------------------------------------------------------

Electronic Sensors & Systems
  Aerospace Electronic Systems                  261       327         772        926
  Command, Control, Communications,
    Intelligence and Naval Systems (C3I&N)      180       257         612        636
  Defensive Electronic Systems                  119       133         354        383
  Other                                          66        35         162        121
------------------------------------------------------------------------------------
                                                626       752       1,900      2,066
------------------------------------------------------------------------------------
Information Technology (Logicon)
  Government Information Technology             237       185         726        576
  Technology Services                            94        42         262        116
  Commercial Information Technology              45        31         106         89
------------------------------------------------------------------------------------
                                                376       258       1,094        781
------------------------------------------------------------------------------------

Intersegment eliminations                       (41)      (46)       (132)      (145)
------------------------------------------------------------------------------------
   Total sales                              $ 2,122   $ 2,213     $ 6,489    $ 6,366
====================================================================================

Units
------------------------------------------------------------------------------------
  B-2                                             2         2          4          4
  F/A-18 C/D                                      1         8         17         25
  F/A-18 E/F                                      4         0          7          0
  747                                             7        13         27         39
  C-17                                            3         4          9          6
------------------------------------------------------------------------------------

                                          I-11

                                 Northrop Grumman Corporation and Subsidiaries


     ISA segment operating margin in the third quarter of 1999 was $121 million, the same as reported in the third quarter of 1998. The 1999 third quarter results reflect an $11 million upward cumulative margin rate adjustment on the B-2 program and downward cumulative margin rate adjustments of $10 million on commercial aerostructures work. For the first nine months of 1999, ISA segment operating margin was $294 million, a $4 million increase over the amount reported for the first nine months of 1998. This year's first nine month period includes upward cumulative margin rate adjustments on the B-2 and F/A-18E/F programs of $47 million and $11 million, respectively. These improvements were offset by downward cumulative margin rate adjustments on several Boeing aerostructures contracts totaling $50 million and lower overall margin rates on Boeing aerostructures work. Last year's first nine months results included downward cumulative margin rate adjustments totaling $25 million on the E-8 Joint Surveillance Target Attack Radar System (Joint STARS) and E-2C programs.
     Since the beginning of the Joint STARS program, the company (and prior to 1994, the Grumman Corporation) has incurred over $100 million of costs in excess of revenues in the performance of the development and production phases of the program. In 1998, the company submitted Requests for Equitable Adjustment (REAs) to the U. S. Air Force seeking adjustment to production contracts for cost increases incurred during the refurbishment and conversion of used Being 707 aircraft to Joint STARS
platforms.   The company and the U. S. Air Force executed an Alternate
Dispute Resolution Agreement (ADR) to attempt to resolve these REAs and, in April 1999, the company filed these REAs as certified claims. If the ADR process is unsuccessful, the company will pursue its claims pursuant to the Contracts Disputes Act. The company cannot predict the outcome of this claim resolution process or the effect of the ultimate resolution on the company's results of operations, financial position, and cash flows.
     The amount and rate of operating margin earned on sales decreased in the ESS segment in the third quarter and first nine months of 1999 as compared with the same periods of 1998. The third quarter margin decrease reflects the lower sales volume, as well as a reduction of approximately $19 million resulting from the pension plan merger, which is discussed below. The nine months decrease also reflects lower margins in the Defensive Electronic Systems business area, due in part to additional costs incurred in transitioning a development program to production.
     In July 1999, the company merged three of its pension plans into one which resulted in a reduction to third quarter net income of approximately $7 million, or $.10 per share. For the fourth quarter of 1999, net income is expected to be reduced by approximately $13 million, or $.17 per share, as a result of the plan merger.

                                 Northrop Grumman Corporation and Subsidiaries


     Logicon operating margin was 77 percent higher in the third quarter and 31 percent higher in the first nine months of 1999 versus the same periods, respectively, of 1998. The increases are attributable to increased sales volume and improved performance in both the Government Information Technology and Technology Services business areas, and lower administrative costs.
     Last year's third quarter corporate expenses included pretax costs of $14 million related to activities to realign operating units, consolidate facilities and laboratories, and exit certain business areas.
     Last year's first nine months results included a $186 million pretax charge ($1.73 per share after tax) for costs associated with the company's terminated merger with Lockheed Martin Corporation.
     Interest expense was $64 million for the third quarter of 1999 and $173 million for the first nine months of 1999, as compared to $59 million and $173 million, respectively, for the same periods last year.
The third quarter of 1999 includes $11 million of interest expense related to settlements of various legal and tax issues. Interest on debt was down $6 million for the third quarter and $11 million for the first nine months as compared to the same periods for 1998, principally as a result of a lower average level of borrowings in these periods.
     The company's effective federal income tax rate was 37 percent for the first nine months of 1999, unchanged from the same period in 1998.
     Effective January 1, 1999, the company adopted the new accounting standard, SOP 98-5 - Reporting on the Costs of Start-Up Activities, which requires that certain costs that previously had been deferred be expensed and reported as a cumulative effect of a change in accounting principle.
The company reported a $16 million after-tax charge, or $.24 per share, to write off the previously deferred start-up costs. All such costs incurred after January 1, 1999, are being expensed as incurred, and are expected to be approximately $8 million, before tax, for all of 1999.
     During the first nine months of 1999, $633 million of cash was generated by operations versus the $72 million generated in the same period last year. The 1999 increase reflects increased sales and improved cash management of working capital, as well as lower pension plan contributions as a result of the pension plan merger. Last year's lower generation of cash from operations was driven by expenses related to the terminated merger with Lockheed Martin Corporation, as well as an increase in working capital for Boeing jetliners in support of increased production levels. Cash generated from operating activities for the remainder of 1999 is expected to be more than sufficient to finance capital expenditures and dividends and make required debt service payments.
The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.
     With the completion of the B-2 EMD contract, federal and state income taxes that have been deferred since the inception of the contract in 1981, will become payable. The contract is now expected to be completed in 2002, at which time federal and state income taxes totaling approximately $1 billion will become payable.

                                 Northrop Grumman Corporation and Subsidiaries


Year 2000 Issues
The company continues to implement its program to address the Year 2000 issue. The program, which began in 1996, consists of the following four phases: assessing, planning, remediating, and testing-validating. The project encompasses the entire company and all aspects of Year 2000 compliance including software applications, mainframe environment, desktop equipment, networks, telecommunications, department supported systems, facilities systems, and embedded systems in product deliverables.
     All four phases were substantially completed by the end of 1998.
The company has surveyed all major suppliers to determine their state of readiness, reviewed major customers' Year 2000 status, reviewed contracts for any potential Year 2000 liabilities, and developed contingency plans and year end support plans where appropriate. Activities scheduled to be completed in the remainder of 1999 are largely comprised of low risk equipment upgrades, and various upgrades that suppliers have only recently made available. Additional focus has been placed on contingency plans, year end plans, and follow-up assessments for critical suppliers and major customers.
     Contingency plans have been developed to address potential computer failures that either 1) are of greatest risk for potential failure or 2) might impact mission critical systems. Assessment of Year 2000 progress is a critical input to the development of contingency plans. Follow-up assessments are being conducted for all critical suppliers and major customers. Year 2000 readiness letters were sent to all critical suppliers during the second quarter of 1999. All critical suppliers will be tracked until they are deemed Year 2000 ready or appropriate alternate sourcing strategies are in place. Major customers are also being reevaluated to assess their state of Year 2000 readiness. All business areas have reviewed their critical processes and systems and have completed Business Impact Assessments to identify potential risks, mitigation strategies, and critical resources. These are reflected in Year 2000 contingency plans that have been developed for each Northrop Grumman sector. Year end support plans and site staffing requirements have been developed and are being refined.
     The company has a formal planning, measurement and reporting process for the Year 2000 project. This process includes regular progress briefings to senior management and to the audit committee of the Board of Directors.
     The company separately identifies the costs of Year 2000 remedial efforts only for internal information services personnel, principally as
a planning and control tool.   The total costs of these efforts incurred
during the years 1996 through 1999 are expected to be approximately $42 million, of which approximately $41 million was

                                 Northrop Grumman Corporation and Subsidiaries



expended through September 30, 1999. Year 2000 costs are allowable costs under applicable government contracting regulations. Accordingly, the portion of Year 2000 costs allocable to contracts is being so charged as part of normal overhead pursuant to approved methods established for this purpose. Based on information available to date, management does not anticipate that future expenditures for required modifications and conversions would have a material adverse effect on the company's financial position, results of operations, or cash flows.
     Northrop Grumman cannot predict the eventual outcome associated with the innumerable possible situations that could result from whatever computer failures might occur, internally or among its customers and suppliers, and the impact that such failures might have on Northrop
Grumman's ability to perform its day to day operations.   If required
modifications and conversions are not made as planned, serious adverse impact to the operations of the company could result. In addition, Year 2000 problems could adversely affect the ability of customers and critical suppliers to meet their contractual commitments to the company. Some of these developments, should they occur, could have a material adverse impact on the financial position, results of operations, or cash flows of Northrop Grumman.



Forward-Looking Information

There are statements in this quarterly report on Form 10-Q, and, not by way of limitation, in Management's Discussion and Analysis, that we believe are "forward-looking" statements and information within the meaning of Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties, including statements and assumptions that reflect the company's views with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. The company's operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon many factors, including, without limitation, the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; the ability of the company, its customers and suppliers to become Year 2000 compliant; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial

                                 Northrop Grumman Corporation and Subsidiaries


aircraft and electronic systems and support as well as other economic, political and technological risks and uncertainties, including risks detailed in the company's filings with the Securities and Exchange Commission, including, not by way of limitation, any Form 10-K, Form 10-Q and any proxy statements, among others.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
The company has fixed-rate long-term debt obligations, most of which are not callable until maturity. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At September 30, 1999, no interest rate swap agreements were in effect.
     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

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

                                 Northrop Grumman Corporation and Subsidiaries


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     10(a) Northrop Grumman Corporation March 2000 Special Agreement as approved on
           August 18, 1999 for elected officers

     10(b) Northrop  Grumman  Corporation  March  2000  Change-In-Control
           Severance Plan
           as approved on August 18, 1999 for vice presidents

     27    Financial Data Schedule

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.







                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Northrop Grumman Corporation (Registrant)





Date:     November 3, 1999          by/s/ R. B. Waugh, Jr.
                                    R. B. Waugh, Jr.
                                    Corporate Vice President and Chief
                                    Financial Officer



Date:     November 3, 1999          by/s/J. H. Mullan
                                    John H. Mullan
                                    Corporate Vice President and
                                    Secretary