Form 10-K
period 1999-12-31
NORTHROP GRUMMAN CORP
filed 2000-02-24
CIK 72945

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                       or
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

          Yes x                                    No __
              -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 14, 2000, 69,733,243 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $3,225 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders.
Part III

NORTHROP GRUMMAN CORPORATION

                                    PART I

Item 1.  Business

     Northrop Corporation was incorporated in Delaware in 1985. In 1994, the company purchased the outstanding common stock of Grumman Corporation and, effective May 18, 1994, Northrop Corporation was renamed Northrop Grumman Corporation. Northrop Grumman is an advanced technology company operating in the Integrated Systems and Aerostructures (ISA), Electronic Sensors and Systems
(ESS), and Information Technology (Logicon) segments of the broadly defined aerospace and defense industry. The ISA segment includes the design, development and manufacturing of aircraft and aircraft subassemblies. The ESS segment includes the design, development, manufacturing and integration of electronic systems and components for military and commercial use. Logicon, the company's information technology segment, includes the design, development, operation and support of computer systems for scientific and management information.

     Additional information required by this Item is contained in Part II, Item 7 of this Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 2.  Properties

     The major locations, general status of the company's interest in the property, and identity of the industry segments that use the property described are indicated in the following table.

       Location                                           Property Interest
       --------                                           -----------------

   Annapolis, Maryland (2) (b) (e)                          Owned, Leased
   Arlington, Virginia (2) (3) (4) (a) (c)                         Leased
   Baltimore, Maryland (2) (3) (a) (c) (e)                         Leased
   Belcamp, Maryland (2) (a)                                       Leased
   Benton, Pennsylvania (2) (b)                                    Leased
   Bethpage, New York (1) (2) (a) (b) (c) (d) (e)                   Owned
   Bohemia, New York (3) (a)                                Owned, Leased
   Bremerton, Washington (2) (e)                                   Leased
   Bridgeport, West Virginia (2) (b)                                Owned
   Burlington, Canada (2) (b)                                       Owned
   Calverton, New York (1) (a) (d) (e)                              Owned
   Carson, California (1) (c)                                      Leased
   Chandler, Arizona (1) (b)                                        Owned
   Chesapeake, Virginia (1) (3) (a)                                Leased
   Cincinnati, Ohio (2) (b)                                        Leased
   Clearfield, Utah (1) (c)                                        Leased
   Cleveland, Ohio (1) (2) (a) (b)                          Owned, Leased
   Colorado Springs, Colorado (3) (a)                              Leased
   Compton, California (1) (c) (e)                          Owned, Leased
   Dahlgren, Virginia (3) (a)                                      Leased
   Dallas, Texas (1) (a) (b) (c) (d) (e)                            Owned
   El Segundo, California (1) (a) (b) (c) (d) (e)           Owned, Leased
   Elk Grove Village, Illinois (2) (c)                             Leased
   Elkridge, Maryland (2) (c) (d)                                  Leased
   Fairfax, Virginia (3) (a)                                       Leased
   Falls Church, Virginia (3) (a)                                  Leased
   Fort Tejon, California (1) (d)                                   Owned
   Grand Prairie, Texas (1) (a) (b) (c) (d) (e)             Owned, Leased
   Hagerstown, Maryland (2) (e)                                    Leased
   Hawthorne, California (1) (2) (4) (a) (b) (c) (d) (e)    Owned, Leased
   Herndon, Virginia (3) (a) (c)                                   Leased
   Hicksville, New York (1) (a) (d) (e)                     Owned, Leased
   Hunt Valley, Maryland (2) (a) (b) (e)                    Owned, Leased
   Huntsville, Alabama (2) (3) (a) (b) (c) (e)                     Leased
   Jacksonville, Florida (1) (a) (c) (d) (e)                       Leased
   Knoxville, Tennessee (2) (3) (a)                                Leased
   Lake Charles, Louisiana (1) (a) (b) (c) (e)              Owned, Leased
   Lexington, South Carolina (1) (c)                                Owned
   Linthicum, Maryland (1) (2) (a) (b) (c) (e)              Owned, Leased
   Los Angeles, California (3) (4) (a)                             Leased

NORTHROP GRUMMAN CORPORATION

   Melbourne, Florida (1) (a) (b) (c) (e)                   Owned, Leased
   Melville, New York (2) (d)                                      Leased
   Milledgeville, Georgia (1) (a) (b) (c) (d) (e)           Owned, Leased
   New Town, North Dakota (1) (b) (c)                       Owned, Leased
   Newport News, Virginia (3) (a)                                  Leased
   Northfields, United Kingdom (2) (a)                             Leased
   Norwalk, Connecticut (2) (b)                                    Leased
   Palmdale, California (1) (a) (b) (c) (d) (e)             Owned, Leased
   Perry, Georgia (1) (a) (b) (c) (e)                              Leased
   Pico Rivera, California (1) (a) (b) (d) (e)              Owned, Leased
   Pittsburgh, Pennsylvania (2) (d)                                Leased
   Point Mugu, California (1) (a) (b) (c) (e)               Owned, Leased
   Reston, Virginia (3) (a)                                        Leased
   Rolling Meadows, Illinois (2) (3) (a) (b) (c) (e)        Owned, Leased
   San Diego, California (1) (2) (3) (a) (b) (c)            Owned, Leased
   San Pedro, California (3) (a) (c) (e)                           Leased
   Santa Isabel, Puerto Rico (2) (b)                               Leased
   St. Augustine, Florida (1) (a) (b) (c) (e)               Owned, Leased
   Stuart, Florida (1) (a) (b) (c) (e)                             Leased
   Sunnyvale, California (2) (3) (a) (b)                    Owned, Leased
   Sykesville, Maryland (2) (b)                                     Owned
   Tacoma, Washington (3) (a)                                      Leased
   Torrance, California (1) (3) (a) (b) (c) (e)             Owned, Leased
   Warner Robins, Georgia (1) (2) (3) (a) (c)               Owned, Leased
   Woodland Hills, California (2) (a)                              Leased

Following each described property are numbers indicating the reporting segments utilizing the property:
         (1)  Integrated Systems and Aerostructures
         (2)  Electronic Sensors and Systems
         (3)  Logicon
         (4)  General Corporate Asset

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

NORTHROP GRUMMAN CORPORATION

Item 3. Legal Proceedings

U.S. ex rel Jordan v. Northrop Grumman Corporation
--------------------------------------------------

     In October 1999, the company was served with a fifth amended complaint that was filed by the government in the U.S. District Court for the Central District of California in this action which was commenced in May 1995. The complaint alleges that the company violated the False Claims Act by knowingly supplying BQM-74C aerial target drones that contained various defective components between 1992 and 1995. The government seeks to recover damages up to $139,860,632 under theories of fraud, payment by mistake, unjust enrichment, breach of warranty and breach of contract and penalties up to $3,380,000. The company intends to vigorously defend this matter.

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

Fanni and related cases
-----------------------

     Five shareholder class action lawsuits, making similar allegations, were filed between July and September, 1998 in the United States District Court for the Central District of California against the company, its directors, and certain of its officers. Three of these lawsuits, respectively encaptioned

Fanni v. Northrop Grumman Corp., et al., Schnee v. Northrop Grumman Corp., et
-----------------------------------------------------------------------------
al., and Florida State Board of Admin. v. Northrop Grumman Corp., et al. allege
---      ---------------------------------------------------------------
that defendants issued misleading proxy materials in connection with the proposed acquisition of the company by Lockheed Martin Corporation, in violation of the federal securities laws. These actions seek unspecified damages on behalf of a class of shareholders related to the accelerated vesting of stock incentive plans upon the shareholder vote to approve the merger. Two of these lawsuits, respectively encaptioned Burroughs v. Northrop Grumman Corp., et al.,
                                   -------------------------------------------
and Miller, et al. v. Northrop Grumman Corp., et al., allege that defendants
    ------------------------------------------------
disseminated misleading information in connection with the proposed acquisition, in violation of the federal securities laws, thereby artificially inflating the market price of the company's common stock. These actions seek unspecified damages for a class of shareholders who purchased Northrop Grumman stock between July 3, 1997 and March 9, 1998. The District Court consolidated Fanni, Schnee
                                                                 -------------
and Florida State Board of Admin. into one action, and Burroughs and Miller into
    -----------------------------                      ---------     ------
another action. The company and the individual defendants deny the allegations made in these actions and intend to defend the actions vigorously.

NORTHROP GRUMMAN CORPORATION



U.S. ex rel. McMorrough v. Northrop Grumman Corporation
-------------------------------------------------------

          In October 1998, the United States, acting through the Department of Justice, intervened in a portion of this civil action initially filed under seal in the U.S. District Court for the Western District of Louisiana in March 1995. The government intervened in the portion of the complaint that alleges the company knowingly supplied improperly heat-treated parts for Joint STARS aircraft in 1994 and 1995, in violation of the False Claims Act. Thereafter in March 1999 the government filed a separate complaint with respect to the heat treating issues. The government seeks unspecified damages in connection with the alleged violations. The company intends to vigorously defend this matter.

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

NORTHROP GRUMMAN CORPORATION

Executive Officers of the Registrant


     The following individuals were the executive officers of the company as of February 2000:

                                                                       Business Experience
Name                   Age    Office Held                    Since       Last Five Years
----                   ---    -----------                    -----     ------------------
Kent Kresa             61     Chairman, President & CEO       1990

Herbert W. Anderson    60     Corporate Vice President,       1998     Corporate Vice President and
                              President and Chief Executive            General Manager, Data Systems &
                              Officer, Logicon, Inc                    Services Division

Ralph D. Crosby, Jr    52     Corporate Vice President and    1998     Corporate Vice President and General
                              President, Integrated Systems            Manager, Commercial Aircraft
                              and Aerostructures Sector                Division; Prior to September 1996,
                                                                       Corporate Vice President and Deputy
                                                                       General Manager, Commercial Aircraft
                                                                       Division; Prior to March 1996, Corporate
                                                                       Vice President and Deputy General
                                                                       Manager, Military Aircraft Systems
                                                                       Division; Prior to January 1996
                                                                       Corporate Vice President and
                                                                       General Manager, B-2 Division

J. Michael Hateley     53     Corporate Vice President and    2000     Vice President, Personnel; Prior to
                              Chief Human Resources and                January 1999, Vice President Human
                              Administrative Officer                   Resources, Security and Administration,
                                                                       Military Aircraft Systems Division;
                                                                       Prior to 1996, Vice President, Human
                                                                       Resources, Security and Administration,
                                                                       B-2 Division

Robert W. Helm         48     Corporate Vice President,       1994
                              Government Relations

Richard R. Molleur     67     Corporate Vice                  1991
                              President and General Counsel

John H. Mullan         57     Corporate Vice President        1999     Acting Secretary; Prior to
                              and Secretary                            May 1998 Senior Corporate Counsel

Albert F. Myers        54     Corporate Vice                  1994
                              President and Treasurer

James G. Roche         60     Corporate Vice President        1998     Corporate Vice President and
                              And President, Electronic                General Manager, Electronic
                              Sensors and Systems                      Sensors and Systems Division;
                              Sector                                   Prior to 1996, Corporate Vice
                                                                       President and Chief Advanced
                                                                       Development, Planning, and Public
                                                                       Affairs Officer

Richard B. Waugh, Jr.  56     Corporate Vice                  1993
                              President and Chief
                              Financial Officer

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

NORTHROP GRUMMAN CORPORATION

Item 7. Management's Discussion and Analysis of the Company's
        Financial Condition and Results of Operations


BUSINESS CONDITIONS

Northrop Grumman is one of the major companies that competes in both the domestic and international markets of the aerospace and defense industry. While Northrop Grumman is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the aerospace and defense industry and by certain elements peculiar to its own business mix. It is common in this industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor can turn out to be a subcontractor. It is not uncommon to compete with customers, and simultaneously on other contracts, to be either a supplier to or a customer of such competitor. The nature of major aerospace programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity unknown in many industries. While Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense, domestic and international commercial sales still represent a significant portion of total revenue.

     The collapse of communism and the subsequent reductions in the U.S. defense budget have fundamentally altered the landscape of the global aerospace and defense industry. Since the early 1990's the industry has been going through a consolidation process and, along with it, significant downsizing. These actions, in which Northrop Grumman has participated, have made competition even more intense than in the past. Lockheed Martin Corporation, The Boeing Company, and Raytheon Company are the largest companies in the aerospace and defense industry at this time. Northrop Grumman competes against these and other companies for a number of large and smaller programs. Intense competition and long operating cycles are both characteristics of the industry's and Northrop Grumman's business.

     The current composition of Northrop Grumman resulted from a series of strategic acquisitions and mergers by the former Northrop Corporation beginning in 1992, when the company acquired a 49 percent interest in the Vought Aircraft Company, a designer and builder of commercial and military aerostructures. The remaining 51 percent interest in Vought Aircraft was purchased in 1994. Also in 1994, the company purchased the outstanding common stock of Grumman Corporation and the company was renamed Northrop Grumman Corporation. In 1996, Northrop Grumman acquired the defense electronic systems group of Westinghouse Electric Corporation. Effective August 1, 1997, the company consummated its merger with Logicon, Inc. (Logicon), a leading defense information technology company.

NORTHROP GRUMMAN CORPORATION


     On July 3, 1997, the company announced that it had entered into a definitive agreement with Lockheed Martin Corporation to combine the companies. On February 26, 1998, shareholders of Northrop Grumman approved the merger. On March 23, 1998, the U.S. Government filed suit to block the merger and on July 16, 1998, Lockheed Martin notified the company that it was terminating its merger agreement with the company pursuant to the terms of the agreement. The company recorded charges totaling $186 million in 1998 for costs related to the terminated merger. The charges cover vesting of restricted stock which became issuable following shareholder approval of the merger and other costs associated with the terminated merger, including investment banking fees, legal and accounting fees, and costs related to responding to the Government's request for information.

     In 1998 and 1999 the company acquired several businesses. Inter-National Research Institute Inc. (INRI) was acquired in 1998 and the Information Systems Division of California Microwave, Inc., Data Procurement Corporation (DPC), and Ryan Aeronautical, an operating unit of Allegheny Teledyne Incorporated, were all acquired in 1999.

     Northrop Grumman's three reportable segments are its three operating units:
Integrated Systems and Aerostructures (ISA), Electronic Sensors and Systems
(ESS) and Logicon, the company's information technology sector.


Integrated Systems and Aerostructures Segment

Air Combat Systems (ACS), Aerostructures, Airborne Early Warning and Electronics Warfare (AEW/EW), and Airborne Ground Surveillance and Battle Management (AGS/BM) are the four major business areas within the ISA segment.

     The ACS business area includes Northrop Grumman's largest program, the B-2 bomber, for which the company is the prime contractor. The company continues to perform modifications to Block 20 aircraft to bring them to the fully operational Block 30 configuration. The U.S. Air Force currently plans to operate two B-2 bomber squadrons of eight aircraft each with an additional five aircraft available to fill in for those in depot for periodic maintenance. The B-2 work is performed at the ISA segment's California facilities in Palmdale and Pico Rivera.

     The company is the principal subcontractor to The Boeing Company on the F/A-18 program, which is also included in the ACS business area. The F/A-18 is a fighter/ground-attack aircraft with configurations equipped for either one or two crew members. Principally deployed by the U.S. Navy on aircraft carriers, it also has been purchased by several other nations as a land-based combat aircraft. The company builds approximately 40 percent of the aircraft including the center and aft fuselage, vertical tails, and associated subsystems. The F/A-18 single-seat E and two-seat F, enhanced versions of the F/A-18C and D models, are

NORTHROP GRUMMAN CORPORATION

currently in production and will serve as the U.S. Navy's next-generation multimission aircraft. The F/A-18 work is performed at the company's facility in El Segundo, California.

     In July 1999, the company purchased Ryan Aeronautical and combined its products with the existing sub-scale targets programs to form the unmanned systems business element reported in the ACS business area. The purchase included two major development projects, Global Hawk and the Miniature Air Launched Decoy (MALD). Global Hawk is being developed for the U.S. Air Force to provide battlefield commanders with intelligence imagery from high altitudes for long periods of time. MALD is a small jet powered aerial vehicle designed to imitate manned jet fighters in radar images and confuse enemy air defense systems.

     The company's Aerostructures business area manufactures portions of the Boeing 737, 747, 757, 767 and 777 jetliners, the Gulfstream IV and V business jets, and the Boeing C-17 military transport. Northrop Grumman has been a principal airframe subcontractor for the Boeing 747 jetliner since the program began in 1966, producing the fuselage and aft body section for the 747 as well as cargo and passenger doors, the vertical and horizontal body stabilizers, floor beams and other structural components. The majority of the Boeing jetliner work is performed at the ISA segment's production sites in Hawthorne, California and Grand Prairie, Texas.

     Northrop Grumman manufactures engine nacelles for the Gulfstream IV and other business jets and produces the integrated wings for Gulfstream's newest business jet, the Gulfstream V. The company also produces the empennage, engine nacelles, and control surfaces for the C-17, the U.S. Air Force's most advanced airlifter. This work is performed at the Grand Prairie, Texas and Stuart, Florida facilities.

     The AEW/EW business area produces the E-2C Hawkeye and performs upgrades to EA-6B aircraft. Northrop Grumman is a major producer of airborne early warning and control systems, including the all-weather E-2C Hawkeye aircraft. The E-2C has been in active service with the U.S. Navy since 1973 and is employed by the air forces of five other nations. The EA-6B is the armed services only offensive tactical radar jamming aircraft. Manufacturing for both aircraft is performed at Northrop Grumman's St. Augustine, Florida site while engineering, program management and product development is performed in Bethpage, New York.

     The company is the prime contractor for the E-8 Joint Surveillance Target Attack Radar System (Joint STARS), which is included in the AGS/BM business area. Joint STARS detects, locates, classifies, tracks and targets potentially hostile ground movement in all weather conditions. It is designed to operate around the clock in constant communication through secure data links with Air Force command posts, Army mobile ground stations or centers of military analysis far from the point of conflict. The Joint STARS platform is a Boeing 707-300 airframe that is remanufactured at Northrop Grumman's Lake Charles, Louisiana site. Final installation of electronics and testing are performed at the company's test facility in Melbourne, Florida.

NORTHROP GRUMMAN CORPORATION


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

     Aerospace Electronic Systems includes four business elements: combat avionics systems, land combat systems, airborne surveillance systems, and space systems. Combat avionics systems is focused on providing radar and electro-optic-based avionics systems to meet the needs for targeting and strike missions for armed forces worldwide. The AN/APG-66/68 airborne fire control radar series aboard F-16 fighters throughout the world has set a new standard for performance and reliability over the last two decades. More than six thousand AN/APG-66/68 radars have been produced since 1976. The basic radar, with multiple variants, is currently on 16 airborne platforms deployed in 20 countries. Northrop Grumman currently is leading a team developing the next-generation air-dominance radar (AN/APG-77) featuring a low observable, active electronically scanned array with multiple target, all-weather capability for the U. S. Air Force's F-22 aircraft. Advanced radar concepts for the next generation Joint Strike Fighter have been developed and flown aboard Northrop Grumman flight test aircraft. These radar systems are produced at the company's Linthicum, Maryland facility.

     Northrop Grumman's land combat systems business element, teamed with Lockheed Martin, is producing the Longbow APG-78 fire control radar and the Longbow Hellfire missile for the U. S. Army's AH-64 Apache attack helicopter and the British WAH-64 Westland Apache. There is extensive international interest in the Apache Longbow battlefield tactical weapon system. Longbow fire control radar work is performed at the ESS segment's Linthicum facility and the Longbow missile work is performed in Huntsville, Alabama. Additionally, Northrop Grumman is currently in Low Rate Initial Production (LRIP) for the BAT "brilliant" anti-armor submunition at the company's new BAT production facility at Huntsville. BAT is an autonomous submunition that uses passive acoustic and infrared sensors to find, attack and destroy moving tanks and other armored vehicles in hostile territory. BAT is designed to be carried and dispensed by the U. S. Army's TACMS (Tactical Missile System) Block II surface-to-surface missile with potential application for ground-, air-, and sea-launched cruise missiles, artillery rockets, and munitions dispensers.

NORTHROP GRUMMAN CORPORATION



     Airborne surveillance systems products include the Airborne Warning and Control System (AWACS) radar (AN/APY-1, APY-2), which, integrated in the highly reliable Boeing 707 and 767 aircraft, has been the surveillance system of choice for U.S. and allied forces worldwide. The AWACS Radar System Improvement Program
(RSIP) is currently in production for the U.S. Air Force, the United Kingdom and NATO. RSIP will enhance the performance of the AWACS radar against smaller cross section targets. A new surveillance product, the Multirole Electronically Scanned Array (MESA), is currently being developed for installation on seven Boeing 737 aircraft for the Royal Australian Air Force. These systems are produced at the Linthicum, Maryland facility. The E-8 Joint STARS is equipped with the Northrop Grumman Norden Systems AN/APY-3 air-to-ground surveillance system, which provides long-range, standoff, real-time surveillance of the battlefield. An advanced Radar Technology Insertion Program (RTIP) is currently under development. With its advanced active aperture, the RTIP will provide significant performance upgrades on Joint STARS for its current mission and opens the way for incorporation of new missions. These systems are produced at the company's Norwalk, Connecticut facility. The space systems business element develops space sensors and systems, with subsegments of military and civil/commercial space, and intelligence, surveillance, reconnaissance ground-based processing systems.

     The C3I&N business area produces air defense and air traffic control radar systems for domestic and international customers. The new highly mobile, solid-state AN/TPS-70 family of radars and U. S. Air Force AN/TPS-75 are among the products in this business area. They have been the front line U.S. Air Force air defense system standard since 1968. These systems currently operate in more than 30 countries, supporting air defense, air sovereignty, air traffic control, and counter-narcotics needs. The ASR-12, a solid-state, new generation derivative of the company's FAA standard ASR-9 terminal radar is now in full production, with 12 systems on order and three systems operational in Peru, Mexico, and El Salvador.

     C3I&N is also a leader in producing marine machinery and advanced propulsion systems, missile launchers, shipboard electronics and control systems, mine countermeasures, and underseas vehicles. Every Nimitz-class aircraft carrier is fitted with eight turbine generator sets. The company produces these generators as well as the main propulsion system for the U.S. Navy's Seawolf- and Virginia-class attack submarines at its Sunnyvale, California site. Late in 1999, the company was one of two selected by the Navy to develop the next generation Electro-Magnetic Launcher (EMALS), which could ultimately replace the steam catapult. The Sunnyvale facility also has responsibility for integration of the intercooled recuperated (ICR) gas turbine engine, which is a candidate for the DD-21 next generation destroyer. The company's Annapolis, Maryland facility has responsibility for the Advanced SEAL Delivery System (ASDS) mini-submarine and the SPQ-9B shipboard radar, and is a significant participant in the DD-21 competition.

NORTHROP GRUMMAN CORPORATION


     The Defensive Electronic Systems business area includes radio frequency and infrared countermeasures equipment. The company's Rolling Meadows, Illinois site produces the AN/ALQ-135, an internally mounted radar jammer deployed on F-15 fighter aircraft as part of that aircraft's tactical electronic warfare system. The AN/ALQ-162 Shadowbox, a jammer built specifically to counter continuous wave radars, has been installed on the AV-8B and certain foreign owned F/A-18 aircraft. It also is being deployed on U.S. Army helicopters and special mission aircraft and has been sold to the air forces of three other nations. The company is currently producing a directional infrared countermeasures (DIRCM) system for the United Kingdom and the U.S. Special Operations Command. DIRCM is slated for use on British helicopters and transports and U.S. Special Operations Command C-130 transports to protect the aircraft from heat-seeking missiles. DIRCM is the first infrared countermeasures system of its kind and was developed to accommodate laser capabilities currently in development. The company's Linthicum, Maryland site produces the AN/ALQ-165 airborne self-protection jammer in a joint venture with ITT Avionics. The AN/ALQ-165 is an internally mounted system that protects tactical aircraft against numerous radar-guided threats. It currently is installed on U.S. and international F/A-18 and F-14 aircraft.

     Included in the business area labeled "Other" is California Microwave Systems, which was acquired by Northrop Grumman in April 1999. This unit specializes in airborne reconnaissance and surveillance systems, government ground-based satellite communications systems, communications gateway systems, and mission planning. California Microwave Systems' customers include the U.S. military services, other U.S. government agencies, and international defense organizations. Other elements included in "Other" are systems development and technology and automation and information systems.


Logicon Segment

The three major business areas reported in Logicon, the company's information technology sector, are: Government Information Technology, Technology Services, and Commercial Information Technology.

     Logicon is a leading provider of advanced information technologies, systems and services. Its areas of expertise include: command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); weapon systems; information systems; training and simulation; science and technology; base and range support; and systems support services. Customers include the U.S. Government, both Department of Defense(DoD) and non-DoD Federal agencies, state and local governments, and commercial enterprises. Contracts with the U.S. Government account for most of the segment's revenues.

NORTHROP GRUMMAN CORPORATION


     In the following table of segment and major customer data, revenue from the United States Government includes revenue from contracts on which Northrop Grumman is the prime contractor as well as those on which the company is a subcontractor and the ultimate customer is the U.S. Government.

RESULTS OF OPERATIONS BY SEGMENT AND MAJOR CUSTOMER

Year ended December 31, $ in millions                       1999       1998       1997
----------------------------------------------------------------------------------------
Net Sales
Integrated Systems & Aerostructures
 United States Government                                  $3,925     $3,755     $3,932
 The Boeing Company                                           733      1,075        883
 Other customers                                              333        263        452
 Intersegment sales                                             6          5         13
----------------------------------------------------------------------------------------
                                                            4,997      5,098      5,280
----------------------------------------------------------------------------------------

Electronic Sensors & Systems
 United States Government                                   1,894      2,014      2,394
 Other customers                                              673        708        490
 Intersegment sales                                           146        177        180
----------------------------------------------------------------------------------------
                                                            2,713      2,899      3,064
----------------------------------------------------------------------------------------
Logicon
 United States Government                                   1,248        948        884
 Other customers                                              189        139        118
 Intersegment sales                                            22         20         20
----------------------------------------------------------------------------------------
                                                            1,459      1,107      1,022
----------------------------------------------------------------------------------------
Intersegment eliminations                                    (174)      (202)      (213)
----------------------------------------------------------------------------------------
Total net sales                                            $8,995     $8,902     $9,153
=======================================================================================

Operating Margin
 Integrated Systems & Aerostructures                       $  392     $  280     $  493
 Electronic Sensors & Systems                                 199        218        248
 Logicon                                                       80         60         67
----------------------------------------------------------------------------------------
                                                              671        558        808
 Adjustments to reconcile to total operating margin:
 Corporate expenses                                           (26)       (58)       (30)
 Deferred state tax (provision)benefit                        (29)       (10)         8
 Mark-to-market restricted stock rights                                             (39)
 Pension income                                               353        266        133
----------------------------------------------------------------------------------------
 Total operating margin                                    $  969     $  756     $  880
=======================================================================================

NORTHROP GRUMMAN CORPORATION

Year ended December 31, $ in millions       1999      1998      1997
----------------------------------------------------------------------
 Contract Acquisitions
   Integrated Systems & Aerostructures     $ 4,434   $ 3,896   $ 4,427
   Electronic Sensors & Systems              3,055     2,388     2,983
   Logicon                                   1,481     1,205       938
----------------------------------------------------------------------
   Total acquisitions                      $ 8,970   $ 7,489   $ 8,348
======================================================================

Funded Order Backlog
   Integrated Systems & Aerostructures     $ 6,376   $ 6,933   $ 8,130
   Electronic Sensors & Systems              3,439     2,951     3,285
   Logicon                                     609       565       447
----------------------------------------------------------------------
   Total backlog                           $10,424   $10,449   $11,862
======================================================================

Assets
   Integrated Systems & Aerostructures     $ 3,497   $ 3,797   $ 3,847
   Electronic Sensors & Systems              3,883     3,913     3,990
   Logicon                                     618       618       559
----------------------------------------------------------------------
   Segment assets                            7,998     8,328     8,396
   General corporate                         1,287     1,208     1,281
----------------------------------------------------------------------
   Total assets                            $ 9,285   $ 9,536   $ 9,677
======================================================================

Capital Expenditures
   Integrated Systems & Aerostructures     $    85   $   110   $   125
   Electronic Sensors & Systems                 97        82        94
   Logicon                                      19        19        17
   General corporate                                                 2
----------------------------------------------------------------------
   Total expenditures                      $   201   $   211   $   238
======================================================================

Depreciation and Amortization
   Integrated Systems & Aerostructures     $   133   $   142   $   173
   Electronic Sensors & Systems                222       211       208
   Logicon                                      32        38        35
   General corporate                             2         2         2
----------------------------------------------------------------------
   Total depreciation and amortization     $   389   $   393   $   418
======================================================================

NORTHROP GRUMMAN CORPORATION


     An individual company's success in the competitive aerospace/defense environment depends upon its ability to develop and market its products, as well as, its ability to provide the people, facilities, equipment and financial capacity needed to deliver those products with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations. Northrop Grumman's operating policies are designed to enhance these capabilities. The company also believes that it maintains good relations with its employees, approximately 16 percent of whom are covered by collective bargaining agreements.

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

     Northrop Grumman has historically concentrated its efforts in such high technology areas as stealth, airborne surveillance, battle management, precision weapons, systems integration, defense electronics, and information technology. Even though a high priority has been assigned by the Department of Defense to the company's major programs, there remains the possibility that one or more of them may be reduced, extended or terminated.

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

NORTHROP GRUMMAN CORPORATION


     Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, including the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional contracts with all agencies. Given the company's dependence on U.S. Government business, suspension or debarment could have a material adverse effect on the company's future. Moreover, these contracts may be terminated at the U.S. Government's convenience.

Environmental Issues

Federal, state and local laws relating to the protection of the environment affect the company's manufacturing operations. The company has provided for the estimated cost to complete remediation where the company has determined that it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. The company has been designated a PRP under federal Superfund laws at 13 hazardous waste sites and under state Superfund laws at eight sites. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations and their interpretations. Nonetheless, to assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company. Such estimates take into consideration the professional judgment of the company's environmental engineers and, when necessary, consultation with outside environmental specialists. In most instances, only a range of reasonably possible costs can be estimated. However, in the determination of accruals, the most probable amount is used when determinable and the minimum is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company's responsibility is established and the costs can be reasonably estimated. The company does not anticipate and record insurance recoveries before collection is probable. Management estimates that at December 31, 1999, the range of reasonably possible future costs for environmental remediation, including Superfund sites, is $80 million to $111 million, of which $87 million has been accrued. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. The company is making the necessary investments to comply with environmental laws; the amounts, while not insignificant, are not considered material to the company's financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

Year 2000 Issues

The company established and implemented its program to address the possibility of computer failure upon entering the year 2000 (Year 2000), beginning in 1996. The program encompassed the entire company and all aspects of Year 2000 compliance including software applications, mainframe environment, desktop equipment, networks, telecommunications, department supported systems, facilities systems, embedded systems in product deliverables, review of major suppliers and major customers' Year 2000 status, and development of contingency plans and year end support plans. All phases of the program were completed by the end of 1999.

    The company has separately identified the costs of Year 2000 remedial efforts only for internal information services personnel, principally as a planning and control tool. The total cost of these efforts incurred during the years 1996 through 1999 was approximately $41 million. Year 2000 costs are allowable costs under applicable government contracting regulations. Accordingly, the portion of Year 2000 costs allocable to contracts are charged as part of normal overhead pursuant to approved methods established for this purpose.

     To date, the company has not experienced any major system failures or other adverse consequences due to Year 2000 noncompliance. While the possibility still exists for future computer failures, internally or among its customers and suppliers, management does not expect that these developments, should they occur, would have a material adverse impact on the financial position, results of operations, or cash flows of Northrop Grumman.

NORTHROP GRUMMAN CORPORATION


MEASURES OF VOLUME

Contract Acquisitions

Contract acquisitions tend to fluctuate from year to year and are determined by the size and timing of new and add-on orders. The effects of multiyear orders and/or funding can be seen in the highs and lows shown in the following table.

Contract Acquisitions

$ in millions                                 1999       1998       1997
------------------------------------------------------------------------
Integrated Systems & Aerostructures
    ACS                                     $1,421     $1,430     $1,607
    Aerostructures                           1,302      1,453      1,425
    AEW/EW                                   1,106        679        728
    AGS/BM                                     686        434        761
    Intrasegment eliminations                  (75)       (95)       (81)
------------------------------------------------------------------------
                                             4,440      3,901      4,440
------------------------------------------------------------------------

Electronic Sensors & Systems
    Aerospace Electronic Systems             1,375      1,047      1,496
    C3I&N                                      727        907        964
    Defensive Electronic Systems               708        311        508
    Other                                      308        225        176
------------------------------------------------------------------------
                                             3,118      2,490      3,144
------------------------------------------------------------------------

Logicon
    Government Information Technology        1,015        813        711
    Technology Services                        347        300        150
    Commercial Information Technology          140        113         97
------------------------------------------------------------------------
                                             1,502      1,226        958
------------------------------------------------------------------------
Intersegment eliminations                      (90)      (128)      (194)
------------------------------------------------------------------------
Total acquisitions                          $8,970     $7,489     $8,348
========================================================================

NORTHROP GRUMMAN CORPORATION


     ISA acquisitions in 1999 were 14 percent higher than in 1998 reflecting increases in both the AEW/EW and AGS/BM business areas. Included in the AEW/EW business area in 1999 is funding for the multiyear buy for 25 E-2C aircraft. The AGS/BM business area received orders for two, one and two Joint STARS aircraft in 1999, 1998 and 1997, respectively.

     The ACS business area recorded incremental B-2 funding for ongoing development work, spares and other customer support for the operational aircraft program in each of the last three years. The company still stands to gain future post production business, such as airframe depot maintenance, repair of components, operational software changes, and product improvement modifications. The company received orders for 30, 20 and 12 F/A-18E/F shipsets in 1999, 1998 and 1997, respectively. Acquisitions in 1998 included orders for 6 F/A-18C/D shipsets.

     The Aerostructures business area received authorization to produce 25, 50 and 50 747 jetliner shipsets in 1999, 1998 and 1997, respectively. The company recorded orders for 30, 27 and 6 wing shipsets for the Gulfstream V business jet in 1999, 1998 and 1997, respectively.

     ESS acquisitions in 1999 were 25 percent higher than in 1998. The Aerospace Electronic Systems business area received funding in 1999 for the Longbow missile multiyear contract and the BAT LRIP contract. In the C3I&N business area, a lower level of international awards for air traffic control radar systems was posted in 1999 than in 1998. The Defensive Electronic Systems business area recorded increased orders in 1999 for the ALQ-135 and DIRCM programs.

     Logicon acquisitions increased by 23 percent in 1999 over 1998, reflecting higher volume in all three business areas. The increase in Government Information Technology acquisitions is due to a higher win rate on contracts bid as well as the inclusion of two new businesses acquired: INRI, purchased in September 1998, and DPC, purchased in June 1999. In the third quarter of 1998, Logicon won the Joint Base Operations Support Contract (J-BOSC), which is reported in the Technology Services business area. Under this contract, which has a five-year basic performance period with a five-year option, the segment provides base operations support for NASA's Kennedy Space Center and the U.S. Air Force's 45th Space Wing, which includes Cape Canaveral Air Station and Patrick Air Force Base.

NORTHROP GRUMMAN CORPORATION


Sales

Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts.

Net Sales

$ in millions                                 1999       1998       1997
------------------------------------------------------------------------
Integrated Systems & Aerostructures
    ACS                                     $2,059     $2,114     $2,446
    Aerostructures                           1,411      1,583      1,545
    AEW/EW                                     888        780        739
    AGS/BM                                     714        716        631
    Intrasegment Eliminations                  (75)       (95)       (81)
------------------------------------------------------------------------
                                             4,997      5,098      5,280
------------------------------------------------------------------------

Electronic Sensors & Systems
    Aerospace Electronic Systems             1,105      1,265      1,240
    C3I&N                                      843        904        887
    Defensive Electronic Systems               536        544        656
    Other                                      229        186        281
------------------------------------------------------------------------
                                             2,713      2,899      3,064
------------------------------------------------------------------------

Logicon
    Government Information Technology          971        787        770
    Technology Services                        346        213        156
    Commercial Information Technology          142        107         96
------------------------------------------------------------------------
                                             1,459      1,107      1,022
------------------------------------------------------------------------
Intersegment eliminations                     (174)      (202)      (213)
------------------------------------------------------------------------
Total sales                                 $8,995     $8,902     $9,153
========================================================================

     ISA segment sales declined by 2 percent in 1999 as compared to 1998. The decreasing trend in ACS revenues is primarily attributable to the B-2 program, which decreased by $86 million in 1999 as compared to 1998, following a $291 million decrease in 1998 as compared to 1997. Current planning data indicate that the level of overall B-2 revenue for 2000, when production is expected to be substantially completed, will decline by approximately 40 percent from the 1999 level. Sales on the F/A-18 program increased by $74 million in 1999 as compared to 1998. The last 17 shipsets of the C/D version of the F/A-18 were delivered in 1999; shipsets delivered in 1998 and 1997 were 34 and 35, respectively. In 1999 the company delivered the first twelve shipsets under the F/A-18E/F production contract and the last five shipsets under the F/A-18E/F LRIP contract.

NORTHROP GRUMMAN CORPORATION


The production contract is accounted for under the units-of-delivery method, which results in revenue being recorded as deliveries are made. The LRIP contract, which began in 1996 and was completed in 1999, is accounted for under the cost-to-cost type of percentage-of-completion method, resulting in revenue being recorded as costs are incurred. In 2000 the company plans to deliver 28 F/A-18E/F shipsets under production contracts. Sales on the Kistler K-1 program were recorded on a cost recovery basis as cash was received. Such sales declined $10 million in 1998 from the $63 million recorded in 1997. Work on this program was discontinued in December 1998 due to difficulties encountered by Kistler Aerospace Corporation in obtaining financing. No operating margin was recorded on this program.

     Aerostructures sales declined in 1999 from 1998 levels due to a $251 million reduction in Boeing commercial aerostructures sales partially offset by a $69 million increase in C-17 revenue. The small increase in Aerostructures sales in 1998 over 1997 reflects a $192 million increase in Boeing commercial aerostructures sales and a reduction in other aerostructures revenue due to the sale in late 1997 of the company's Grumman Allied Industries subsidiary. Deliveries of 747 fuselage shipsets were 32 in 1999, 56 in 1998, and 46 in 1997. Northrop Grumman is producing the Gulfstream V wings under a revenue-sharing agreement with Gulfstream Aerospace (Gulfstream). Northrop Grumman recognizes revenue for its proportionate share of the revenue of each business jet when delivered to the ultimate customer by Gulfstream. The company is using program accounting for the Gulfstream V with an estimated 300 shipsets to be delivered over a fourteen-year period. Northrop Grumman has received 133 orders for the Gulfstream V through December 1999. Inventoried costs at December 31, 1999, include $116 million of costs representing the excess of the production cost of delivered units over the estimated average unit cost. All costs for the development of the wings have been expensed as incurred. The company expects commercial aerostructures revenues to be lower in 2000 than in 1999.

     AEW/EW sales increased in 1999 over 1998 primarily due to increased EA-6B revenue. AGS/BM sales in 1999 were unchanged from the level reported in 1998. Overall ISA revenue for 2000 is expected to be approximately 12 percent to 15 percent lower than 1999.

     ESS segment sales declined by 6 percent in 1999 as compared to 1998. Lower Aerospace Electronic Systems business area sales are attributable to lower space systems and combat avionics systems sales. The C3I&N business area reflects lower marine volume. The improvement in the "Other" business area is due to the inclusion of California Microwave Systems, which was acquired by Northrop Grumman in April 1999. ESS segment sales for 1998 declined 5 percent as compared to 1997 due to lower Defensive Electronic Systems volume as well as lower revenues on a number of programs included in the "Other" business area. Within the C3I&N business area, increased 1998 airspace management sales more than offset lower marine sales. For 2000, the company expects ESS segment sales to be between $2.8 billion and $3.1 billion.

     Logicon sales in 1999 increased by 32 percent over 1998 sales, which follows an 8 percent increase in 1998 sales over 1997. All three business areas improved in both 1999 and 1998 over prior year sales.

NORTHROP GRUMMAN CORPORATION


The Government Information Technology and Commercial Information Technology business area improvements in 1999 reflect the higher level of acquisitions and higher win rate on contracts bid. Most of the additional sales generated in the Technology Services business area, in both 1999 and 1998, is attributable to the commencement of work in the fourth quarter of 1998 on the J-BOSC contract, which was won earlier in that year. The company expects Logicon sales to increase by approximately ten percent in 2000 over 1999.

Funded Order Backlog

The year-end funded order backlog is the sum of the previous year-end backlog plus the year's contract acquisitions minus the year's sales. Backlog is converted into the following years' sales as costs are incurred or deliveries are made. It is expected that approximately 60 percent of the 1999 year-end backlog will be converted into sales in 2000.

Funded Order Backlog

$ in millions                                  1999        1998        1997
---------------------------------------------------------------------------
Integrated Systems & Aerostructures
    ACS                                     $ 2,360     $ 2,998     $ 3,682
    Aerostructures                            1,925       2,034       2,164
    AEW/EW                                    1,209         991       1,092
    AGS/BM                                      882         910       1,192
---------------------------------------------------------------------------
                                              6,376       6,933       8,130
---------------------------------------------------------------------------

Electronic Sensors & Systems
    Aerospace Electronic Systems              1,761       1,491       1,709
    C3I&N                                       775         891         888
    Defensive Electronic Systems                789         617         850
    Other                                       199         120          81
---------------------------------------------------------------------------
                                              3,524       3,119       3,528
---------------------------------------------------------------------------

Logicon
    Government Information Technology           412         368         342
    Technology Services                         149         148          61
    Commercial Information Technology            48          50          44
---------------------------------------------------------------------------
                                                609         566         447
---------------------------------------------------------------------------
Intersegment Eliminations                       (85)       (169)       (243)
---------------------------------------------------------------------------
Total backlog                               $10,424     $10,449     $11,862
===========================================================================

NORTHROP GRUMMAN CORPORATION


     Total U.S. Government orders, including those made on behalf of foreign governments (FMS), comprised 74 percent of the backlog at the end of 1999 compared with 73 percent at the end of 1998 and 72 percent at the end of 1997. Total foreign customer orders, including FMS, accounted for 13 percent of the backlog at the end of 1999 compared with 15 percent in 1998 and 17 percent in 1997. Domestic commercial business in backlog was 16 percent at the end of 1999 and was 17 percent at the end of both 1998 and 1997.

MEASURES OF PERFORMANCE

The company's operating margin for 1999 was $969 million compared to $756 million for 1998, reflecting increases in the ISA and Logicon segments, as well as increased pension income.

     ISA segment operating margin in 1999 was $392 million as compared to $280 million in 1998, reflecting increases in both the ACS and AGS/BM business areas. In 1999 the ACS business area benefited from upward cumulative margin rate adjustments totaling $70 million on the B-2 program and $11 million on the F/A-18E/F program. In 1997, ACS recorded a $55 million cumulative margin rate adjustment on the B-2 production contract. In 1999, five B-2's were delivered under the production contract as compared to five in 1998 and four in 1997. Following the award of the last increment of production funding for the B-2, the company began recording future operating margin increases on all production aircraft as these units were delivered and accepted by the customer. At the time each unit is delivered, an assessment is made of the status of the production contract so as to estimate the amount of any probable additional margin available beyond that previously recognized. That unit's proportionate share of any such unrecognized remaining balance is then recorded. In this fashion it is believed that margin improvements will be recognized on a more demonstrable basis. All 15 production units have been initially delivered. Three units remain to be retrofitted and are scheduled for delivery in the first half of 2000.

     Since the beginning of the Joint STARS program, the company (and prior to 1994, the Grumman Corporation) as of December 31, 1998 had incurred over $100 million of costs in excess of revenues in the performance of the development and production phases of the program. Including support and other work, the company recorded on the Joint STARS program operating losses of $25 million and $29 million in 1998 and 1997, respectively. In 1998, the company submitted Requests for Equitable Adjustment (REAs) to the U.S. Air Force seeking adjustment to production contracts for cost increases incurred during the refurbishment and conversion of used Boeing 707 aircraft to Joint STARS platforms. The company and the U.S. Air Force executed an Alternate Dispute Resolution Agreement to attempt to resolve these REAs, and in April 1999 the company filed these REAs as certified claims. In December 1999, the company reached a settlement of these contract claims with the U.S. Air Force. The company is now able to recognize underlying improved performance on the production phase of this program. As a result, cumulative margin rate adjustments totaling $37 million were recorded in the fourth quarter. The company expects to record margin on Joint STARS in 2000 and beyond. Revenue on the Joint STARS program is recognized using the cost-to-cost percentage-of-completion method of accounting.

NORTHROP GRUMMAN CORPORATION


     ISA segment operating margin in 1999 was reduced by downward cumulative rate adjustments on several Boeing commercial aerostructures contracts totaling $77 million, as well as by lower overall margin rates on this work. Operating margin in the ISA segment in 1998 was reduced by $104 million in charges on the Boeing 747 fuselage program. This included a charge of $47 million resulting from an increase in the estimated cost to complete work on the current production block due to reduced deliveries on the current contract; and a charge of $57 million for certain nonrecurring costs of the Accurate Fuselage Assembly
(AFA) precision manufacturing system, which are no longer considered recoverable from sales of future deliveries. The company committed to the AFA program in 1996 as a condition of its current fuselage contract with Boeing, which completes in 2006. The AFA program involves the conversion to a digital manufacturing design and the implementation of advanced precision manufacturing techniques. The company's investment in this program was intended to be amortized over the life of the current production contract. The decline in production rates to two per month on the 747 program for an indefinite period significantly reduced the recoverability of this investment through future profits, thus causing the company to take the $57 million charge. In 1998 the company began discussions with Boeing regarding the company's claims for recovery of incurred and estimated future out-of-scope work and related delay and disruption costs associated with the AFA program. In the second quarter of 1999, the company resolved its claims with Boeing. The settlement had no material effect on the company's financial results for 1999.

     ESS segment operating margin in 1999 was $199 million, down from the $218 million reported for 1998. The decrease is a result of lower sales volume as well as a reduction of approximately $44 million resulting from the pension plan merger, which is described below. The decrease also reflects lower margins in the Defensive Electronic Systems business area, due in part to additional costs incurred in transitioning a development program to production. ESS segment 1998 operating margin was reduced by a $21 million fourth quarter charge for estimated future costs not considered recoverable from future revenues on the DIRCM program. The charge resulted from increased costs associated with solving technical design issues as well as difficulties in achieving timely completion of the second series of live-fire tests on the large turret version. In 1997, increases in the cost estimate to complete the company's work on DIRCM resulted in cumulative margin rate adjustments totaling $33 million. Partially offsetting these downward adjustments was the settlement of a claim involving work performed in the 1980's on the MX missile Interface Test Adapter (ITA), which resulted in an $8 million increase in operating margin and $12 million in interest income.

NORTHROP GRUMMAN CORPORATION


     Logicon operating margin in 1999 was $80 million, a 33 percent increase over the $60 million recorded in 1998. The increase is attributable to increased sales volume in all business areas and improved performance in the Technology Services business area. These improvements were somewhat offset by $4 million of nonrecurring charges related to employee termination costs and legal accruals. Logicon operating margin in 1998 was reduced by $8 million for consolidation and reorganization charges.

     Operating margin in 1999 included $353 million of pension income compared with $266 million in 1998 and $133 million in 1997. The increases are primarily attributable to the high market returns on investments experienced over the last several years. Northrop Grumman has again experienced a high rate of return on plan assets in 1999, which in turn will affect 2000 pension income calculations. Additionally, the discount rate on obligations used to determine pension income for 2000 has been increased to 7.5 percent in order to reflect market conditions at December 31, 1999. For 2000, these two factors are expected to result in a significant increase in pension income and a small reduction to company contributions to the plans.

     In July 1999, the company merged three of its retirement plans into one, to include the former Northrop Grumman Pension Plan, the Electronic Sensors and Systems Sector Employees Pension Plan (non-represented), and the Commercial Aircraft Employees Pension Plan (salaried). The pension plan merger does not result in any changes to any participant's existing pension benefits, nor does it alter individual plan designs. The retirement plan merger resulted in a reduction to 1999 net income of approximately $16 million, or $.24 per share.

     Included in the 1998 results are pretax costs totaling $58 million related to activities to realign operating units, consolidate facilities and laboratories and exit certain business areas, which reduced operating margin by $43 million and other income by $15 million. The operating margin amount was reflected in segment results as follows: ISA, $6 million; ESS, $13 million; and Logicon, $8 million. The remaining $16 million was included in Corporate expenses. The charge included $20 million for employee termination costs, $12 million for write-down to estimated fair value of assets available for sale, $3 million for losses on disposals of assets, $9 million for write-off of purchased intangible assets no longer considered recoverable from future revenues, $9 million for loss on sale of a business, and $5 million for excess capacity lease costs, net of estimated sublease income through 2008. The employee termination costs represent cash severance payments made to employees.

     Capital assets are transferred to assets available for sale when a decision is made to sell the facility and selling efforts are actively underway. In some cases, operations continue and, when costs are allowable under government contracts, depreciation expense is recorded until the facility is vacated or sold. In 1999, $2 million was transferred to assets available for sale and assets with a carrying value of $13 million were sold. In 1998, $37 million was transferred to assets available for sale, $2 million in depreciation expense on these assets was

NORTHROP GRUMMAN CORPORATION


recorded, and assets with a carrying value of $46 million were sold. Assets available for sale are evaluated at least annually for recoverability and written down to estimated fair value as necessary. In 1998, a write down adjustment of $12 million was recorded. In 1997, recovery of $24 million of the 1996 write-down, related to the sale of the company's Perry, Georgia, facility, was included in Other Income(Deductions). The assets available for sale at the end of 1999 are expected to be sold in 2000.

     Included in the 1998 results is a $30 million write-off of an investment related to Kistler Aerospace Corporation's K-1 program. The investment consisted of advances on behalf of Kistler Aerospace that were made in 1998 to continue the company's efforts in support of the K-1. The write off resulted from the company's assessment that the near-term likelihood of Kistler obtaining additional financing made recovery of the investment uncertain.

     Interest expense for 1999 was $224 million, a $9 million decrease from 1998, which in turn was down $24 million from the 1997 level. The 1999 interest expense includes $11 million related to settlement of various legal and tax issues. Total debt stood at $2.2 billion at the end of 1999 compared to $2.8 billion at the end of both 1998 and 1997.

     The company's effective federal income tax rate was 36.6 percent in 1999,
37.8 percent in 1998, and 37.5 percent in 1997.

     Effective January 1, 1999, the company adopted the new accounting standard, SOP 98-5 - Reporting on the Costs of Start-Up Activities, which requires that certain costs that previously had been deferred be expensed and reported as a cumulative effect of a change in accounting principle. The company reported a $16 million after-tax charge, or $.24 per share, to write off the previously deferred start-up costs. All such costs incurred after January 1, 1999, approximately $7 million before tax, were expensed as incurred and included in cost of sales.

NORTHROP GRUMMAN CORPORATION


MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The trend and relationship of sales volume with net accounts receivable and inventoried costs is a useful measure in assessing the company's liquidity. In 1999, the company's year-end net investment in these balances represented 29 percent of sales, compared with 32 percent in 1998 and 30 percent in 1997.

     In 1999 cash provided by operations was $1,207 million, a record level and considerably more than the $244 million generated in 1998 and the $730 million generated in 1997. The improvement in 1999 cash from operations is attributable to many factors, the more significant of which are: increased operating margin, improved cash management of working capital, lower pension plan contributions as a result of the pension plan merger, and accelerated cash collections in part due to customers' Year 2000 concerns. The lower generation of cash from operations in 1998 was driven by expenses related to the terminated merger with Lockheed Martin Corporation, as well as, an increase in working capital for Boeing jetliners in support of increased production levels.

     Cash generated from operating activities in 1999 was sufficient to finance capital expenditures, pay dividends to shareholders, acquire new businesses for approximately $240 million in cash, and reduce net debt (total debt less cash balances) by $704 million. In 1998 additional borrowings under the revolving credit facility along with the cash generated by operating activities provided sufficient cash flows to service debt, finance capital expenditures, and pay dividends to shareholders.

     The following table is a condensed summary of the detailed cash flow information contained in the Consolidated Statements of Cash Flows.

Year ended December 31                1999    1998    1997
----------------------------------------------------------
Cash came from
   Customers                            98%     95%     94%
   Lenders                                       3       4
   Buyers of assets/other                2       2       2
----------------------------------------------------------
                                       100%    100%    100%
==========================================================

Cash went to
   Employees and suppliers of
    services and materials              84%     90%     83%
   Sellers of assets                     5       3       2
   Lenders                               9       5      10
   Suppliers of facilities/other         1       1       4
   Shareholders                          1       1       1
----------------------------------------------------------
                                       100%    100%    100%
==========================================================

NORTHROP GRUMMAN CORPORATION


     The company has a credit agreement with a group of domestic and foreign banks to provide for two credit facilities: $1.8 billion available on a revolving credit basis through March 2002; and a variable interest rate $450 million term loan payable in quarterly installments of $50 million plus interest through March 2002.

     To provide for long-term liquidity the company believes it can obtain additional capital from such sources as: the public or private capital markets; the further sale of assets; sale and leaseback of operating assets; and leasing rather than purchasing new assets.

     Cash generated from operations, supplemented by borrowings under the credit agreement, are expected to be sufficient in 2000 to service debt, finance capital expansion projects, and continue paying dividends to the shareholders. With the completion of the B-2 EMD contract, federal and state income taxes that have been deferred since the inception of the contract in 1981, will become payable. The contract is expected to be completed in 2002 with taxes of approximately $1 billion due, to be paid that year. The company plans to use cash generated from operations supplemented by additional borrowings under the credit agreement and/or additional borrowings from public or private capital markets to pay these taxes.

     Capital expenditure commitments at December 31, 1999, were approximately $145 million including $5 million for environmental control and compliance purposes. Capital expenditures for 1999 were $201 million including $22 million for capitalized software costs. For 2000, capital expenditures are expected to be approximately $250 to $275 million, including approximately $40 million for capitalized software costs.

     The company will continue to provide the productive capacity to perform its existing contracts, prepare for future contracts, and conduct R&D in the pursuit of developing opportunities. While these expenditures tend to limit short-term liquidity, they are made with the intention of improving the long-term growth and profitability of the company.

FORWARD-LOOKING INFORMATION

Certain statements and assumptions in Management's Discussion and Analysis and elsewhere in Part I of this Form 10-K contain or are based on "forward-looking" information (that the company believes to be within the definition in the Private Securities Litigation and Reform Act of 1995) that involves risk and uncertainties, including statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. The company's operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon many factors, including, without limitation, the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international

NORTHROP GRUMMAN CORPORATION


transactions and global needs for military and commercial aircraft and electronic systems and support; as well as other economic, political and technological risks and uncertainties.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The company has fixed-rate long-term debt obligations, most of which are not callable. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At December 31, 1999, no interest rate swap agreements were in effect. The company does not hold or issue derivative financial instruments for trading purposes.

     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

NORTHROP GRUMMAN CORPORATION



Selected Financial Data


Year ended December 31, $ in millions,
  except per share                               1999         1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------
Net sales to
  United States Government                    $ 7,067      $ 6,717      $ 7,210      $ 7,224      $ 6,148
  The Boeing Company                              733        1,075          883          569          569
  Other customers                               1,195        1,110        1,060          814          555
 Total net sales                              $ 8,995      $ 8,902      $ 9,153      $ 8,607      $ 7,272

Operating margin                              $   969      $   756      $   880      $   703      $   572
Net income                                        467          194          407          264          277
Basic earnings per share                         6.73         2.83         6.10         4.22         4.79
Diluted earnings per share                       6.69         2.79         5.98         4.15         4.71
Cash dividends per share                         1.60         1.60         1.60         1.60         1.60

Net working capital                               329          666          221          106          435
Current ratio                               1.13 to 1    1.28 to 1    1.08 to 1    1.04 to 1    1.25 to 1
Total assets                                  $ 9,285      $ 9,536      $ 9,677      $ 9,645      $ 5,642

Long-term debt                                  2,000        2,562        2,500        2,950        1,163
Total long-term obligations                     3,564        4,319        4,339        4,694        2,281
Long-term debt as a percentage of
 shareholders' equity                            61.4%        89.9%        95.3%       129.3%        73.3%

Operating margin as a percentage of
  Net sales                                      10.8          8.5          9.6          8.2          7.9
  Average segment assets                         11.9          9.0         10.4         10.3         10.8

Net income as a percentage of
  Net sales                                       5.2          2.2          4.5          3.1          3.8
  Average assets                                  4.9          2.0          4.2          3.5          4.7
  Average shareholders' equity                   15.3          7.1         16.6         13.6         18.5

Research and development expenses
  Contract                                    $ 1,149      $ 1,489      $ 1,670      $ 1,632      $ 1,179
  Noncontract                                     197          203          256          255          164

Payroll and employee benefits                   3,304        3,476        3,504        3,378        2,883
Number of employees at
  year-end                                     44,600       49,600       52,000       51,600       42,300
Number of shareholders at
 year-end                                      11,173       11,774       11,400       11,773       12,471

Depreciation                                  $   193      $   207      $   232      $   210      $   231
Amortization of
  Goodwill                                        103           94           94           83           38
  Other purchased intangibles                      93           92           92           82           21
Maintenance and repairs                            92           92          107           93           80
Rent expense                                      117          106          108          110          106

Floor area (millions of square feet)
  Owned                                          18.8         19.2         20.5         22.5         20.1
  Commercially leased                            10.6         10.6         10.0          9.9          8.2
  Leased from United States
   Government                                     7.5          7.6          8.8          9.0         10.2

                                       31

NORTHROP GRUMMAN CORPORATION


Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


December 31, $ in millions                                            1999       1998
---------------------------------------------------------------------------------------
Assets:
Current assets
   Cash and cash equivalents                                        $   142    $    44
   Accounts receivable                                                1,402      1,507
   Inventoried costs                                                  1,190      1,373
   Deferred income taxes                                                 23         24
   Prepaid expenses                                                      36         85
--------------------------------------------------------------------------------------
   Total current assets                                               2,793      3,033
--------------------------------------------------------------------------------------

Property, plant and equipment at cost
   Land and land improvements                                           163        170
   Buildings                                                            777        785
   Machinery and other equipment                                      1,860      2,014
   Leasehold improvements                                                95         89
--------------------------------------------------------------------------------------
                                                                      2,895      3,058
   Accumulated depreciation                                          (1,655)    (1,784)
--------------------------------------------------------------------------------------
                                                                      1,240      1,274
--------------------------------------------------------------------------------------

Other assets
   Goodwill, net of accumulated amortization of $441 in 1999
    and $338 in 1998                                                  3,469      3,381
   Other purchased intangibles, net of accumulated
    amortization of $388 in 1999 and $295 in 1998                       761        795
   Prepaid retiree benefits cost, intangible
    pension asset and benefit trust fund                                946        787
   Deferred income taxes                                                           166
   Assets available for sale                                             26         37
   Investments in and advances to affiliates and sundry assets           50         63
--------------------------------------------------------------------------------------
                                                                      5,252      5,229
--------------------------------------------------------------------------------------
                                                                    $ 9,285    $ 9,536
======================================================================================

NORTHROP GRUMMAN CORPORATION


December 31, $ in millions                               1999       1998
------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Current liabilities
 Notes payable to banks                                $   25     $   69
 Current portion of long-term debt                        200        200
 Trade accounts payable                                   490        416
 Accrued employees' compensation                          366        337
 Advances on contracts                                    316        354
 Income taxes payable                                      58
 Deferred income taxes                                    550        527
 Other current liabilities                                459        464
------------------------------------------------------------------------
 Total current liabilities                              2,464      2,367
------------------------------------------------------------------------

Long-term debt                                          2,000      2,562
Accrued retiree benefits                                1,458      1,704
Other long-term liabilities                                42         53
Deferred income taxes                                      64

Shareholders' equity
 Paid-in capital
  Preferred stock, 10,000,000 shares authorized;
    none issued
  Common stock, 200,000,000 shares authorized;
    issued and outstanding:
       1999 - 69,719,164
       1998 - 68,836,810                                1,028        989
 Retained earnings                                      2,248      1,892
 Accumulated other comprehensive loss                     (19)       (31)
------------------------------------------------------------------------
                                                        3,257      2,850
------------------------------------------------------------------------
                                                       $9,285     $9,536
========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31, $ in millions,
except per share                                       1999       1998       1997
---------------------------------------------------------------------------------
Net sales                                            $8,995     $8,902     $9,153
Cost of sales
 Operating costs                                      6,852      6,930      7,040
 Administrative and general expenses                  1,174      1,216      1,233
---------------------------------------------------------------------------------
Operating margin                                        969        756        880
Other income(deductions)
 Interest income                                         18         11         17
 Merger costs                                                     (186)       (18)
 Interest expense                                      (224)      (233)      (257)
 Investment losses                                                 (30)
 Other, net                                              (1)        (6)        29
---------------------------------------------------------------------------------
Income before income taxes                              762        312        651
Federal and foreign income taxes                        279        118        244
---------------------------------------------------------------------------------
Income before cumulative effect
  of  accounting change                                 483        194        407
Cumulative effect of accounting change                  (16)
---------------------------------------------------------------------------------
Net income                                           $  467     $  194     $  407
=================================================================================

Weighted average common shares
 outstanding, in millions                              69.3       68.5       66.7
=================================================================================

Basic earnings per share:
 Before cumulative effect of accounting change       $ 6.97     $ 2.83     $ 6.10
 Accounting change                                     (.24)
---------------------------------------------------------------------------------
 Basic earnings per share                            $ 6.73     $ 2.83     $ 6.10
=================================================================================

Diluted earnings per share:
 Before cumulative effect of accounting change       $ 6.93     $ 2.79     $ 5.98
 Accounting change                                     (.24)
---------------------------------------------------------------------------------
 Diluted earnings per share                          $ 6.69     $ 2.79     $ 5.98
=================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31, $ in millions                    1999    1998     1997
------------------------------------------------------------------------------
Net income                                              $ 467   $ 194    $ 407
Other comprehensive income
 Minimum pension liability adjustments, before tax         19     (13)     (28)
 Income tax expense(benefit)                                7      (4)     (10)
------------------------------------------------------------------------------
Other comprehensive income(loss), net of tax               12      (9)     (18)
------------------------------------------------------------------------------
Comprehensive income                                    $ 479   $ 185    $ 389
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY

Year ended December 31, $ in millions,
  except per share                                 1999       1998       1997
-----------------------------------------------------------------------------
Paid-in Capital
   At beginning of year                          $  989     $  838     $  784
   Stock issued in purchase of business              30
   Employee stock awards and options
    exercised, net of forfeitures                     9        151         60
   Treasury stock transactions                                             (6)
-----------------------------------------------------------------------------
   At end of year                                 1,028        989        838
-----------------------------------------------------------------------------

Retained Earnings
   At beginning of year                           1,892      1,807      1,502
   Net income                                       467        194        407
   Cash dividends                                  (111)      (109)      (102)
-----------------------------------------------------------------------------
   At end of year                                 2,248      1,892      1,807
-----------------------------------------------------------------------------

Accumulated Other Comprehensive Loss
   At beginning of year                             (31)       (22)        (4)
   Change in excess of additional minimum pension
    liability over unrecognized prior
        service costs, net of tax                    12         (9)       (18)
-----------------------------------------------------------------------------
   At end of year                                   (19)       (31)       (22)
-----------------------------------------------------------------------------
Total shareholders' equity                       $3,257     $2,850     $2,623
=============================================================================

Book value per share                             $46.72     $41.39     $38.99
=============================================================================

Cash dividends per share                         $ 1.60     $ 1.60     $ 1.60
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, $ in millions                    1999       1998       1997
-----------------------------------------------------------------------------------
Operating Activities
   Sources of Cash
     Cash received from customers
       Progress payments                               $1,691     $1,844     $2,264
       Other collections                                7,450      6,929      7,050
     Interest received                                     18         11         17
     Income tax refunds received                           75         26         13
     Other cash receipts                                    7          6          7
-----------------------------------------------------------------------------------
   Cash provided by operating activities                9,241      8,816      9,351
-----------------------------------------------------------------------------------
   Uses of Cash
     Cash paid to suppliers and employees               7,715      8,273      8,280
     Interest paid                                        216        219        251
     Income taxes paid                                     85         46         64
     Other cash payments                                   18         34         26
-----------------------------------------------------------------------------------
     Cash used in operating activities                  8,034      8,572      8,621
-----------------------------------------------------------------------------------
   Net cash provided by operating activities            1,207        244        730
-----------------------------------------------------------------------------------
Investing Activities
   Payment for businesses purchased,
    net of cash acquired                                 (232)       (50)
   Additions to property, plant and equipment            (201)      (211)      (238)
   Proceeds from sale of property, plant
    and equipment                                          40         63        106
   Proceeds from sale of affiliates/operations                                   19
   Advances to affiliate                                             (30)
   Funding of retiree benefit trust                                   (2)
   Other investing activities                               1         (5)
-----------------------------------------------------------------------------------
   Net cash used in investing activities                 (392)      (235)      (113)
-----------------------------------------------------------------------------------
Financing Activities
   Borrowings under lines of credit                        22        295        422
   Repayment of borrowings under lines of credit         (434)       (55)      (808)
   Principal payments of long-term
    debt/capital leases                                  (200)      (200)      (200)
   Proceeds from issuance of stock                          6         36         17
   Dividends paid                                        (111)      (109)      (102)
   Other financing activities                                          5         (6)
-----------------------------------------------------------------------------------
   Net cash used in financing activities                 (717)       (28)      (677)
-----------------------------------------------------------------------------------
Increase(decrease) in cash and
  cash equivalents                                         98        (19)       (60)
Cash and cash equivalents balance
  at beginning of year                                     44         63        123
-----------------------------------------------------------------------------------
Cash and cash equivalents balance
  at end of year                                       $  142     $   44     $   63
===================================================================================

NORTHROP GRUMMAN CORPORATION


Year ended December 31, $ in millions                            1999       1998     1997
-----------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net income                                                     $  467    $   194    $ 407
Adjustments to reconcile net income to net cash provided
   Depreciation                                                   193        207      232
   Amortization of intangible assets                              196        186      186
   Common stock issued to employees                                 2         88       24
   Loss on disposals of property,
    plant and equipment                                            21         30       18
   Loss(gain) on assets available for sale                                    15       (8)
   Loss on investment                                                         30
   Retiree benefits income                                       (249)      (194)     (44)
   Decrease(increase) in
     Accounts receivable                                          170      1,212      (81)
     Inventoried costs                                            172       (111)    (147)
     Prepaid expenses                                              45        (18)       2
   Increase(decrease) in
     Progress payments                                             21     (1,280)      66
     Accounts payable and accruals                                 (2)      (115)      91
     Provisions for contract losses                                (8)        54      (30)
     Deferred income taxes                                        230        112      188
     Income taxes payable                                          58        (16)      (9)
     Retiree benefits                                            (129)      (178)    (180)
   Other noncash transactions                                      20         28       15
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                      $1,207    $   244    $ 730
=========================================================================================

Noncash Investing and Financing Activities:
Purchase of businesses
   Fair value of assets acquired                               $  328    $    71
   Cash paid                                                     (232)       (51)
   Stock issued                                                   (30)
-----------------------------------------------------------------------------------------
   Liabilities assumed                                         $   66    $    20
=========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Significant Accounting Estimates

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

     The company's three reportable segments are its three operating units:
Integrated Systems and Aerostructures (ISA), Electronic Sensors and Systems
(ESS), and Logicon, the company's information technology sector. Included in the Management's Discussion and Analysis section of this report are general descriptions of the company's principal products and services under the titles Integrated Systems and Aerostructures Segment, Electronic Sensors and Systems Segment, and Logicon Segment (see pages 9 through 13) and segment data in the table titled Results of Operations by Segment and Major Customer (see pages 14 and 15), which are considered to be an integral part of these financial statements. Only these portions of Management's Discussion and Analysis are incorporated by reference into these financial statements.

     Sales to the U.S. Government (including foreign military sales) are reported within each segment and in total in the Selected Financial Data. The company does not conduct a significant volume of activity through foreign operations or in foreign currencies. Intersegment sales are transacted at cost incurred with no profit added. Management principally uses operating margin as the measure to evaluate segment profitability. The company does not allocate federal income tax expense, pension income, the deferred portion of state income tax expense, interest income, or interest expense to segments. General corporate assets include cash and cash equivalents, corporate office furnishings and equipment, other unallocable property, investments in affiliates, prepaid retiree benefits cost, intangible pension asset, benefit trust fund assets, deferred tax assets and certain assets available for sale.

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

     Basic and diluted earnings per share are calculated as follows:


                                                                                Earnings
                                                      Net Income    Shares      per share
-----------------------------------------------------------------------------------------
                                                      (millions)    (millions)
1999
   Basic earnings per share before
     cumulative effect of accounting change              $483         69.3       $6.97
                                                         ====                    =====
   Dilutive effect of stock options and awards                          .4
                                                                      ----
   Diluted earnings per share before
     cumulative effect of accounting change              $483         69.7       $6.93
                                                         ====         ====       =====


   Basic earnings per share                              $467         69.3       $6.73
                                                         ====                    =====
   Dilutive effect of stock options and awards                          .4
                                                                      ----
   Diluted earnings per share                            $467         69.7       $6.69
                                                         ====         ====       =====

1998
   Basic earnings per share                              $194         68.5       $2.83
                                                         ====                    =====
   Dilutive effect of stock options and awards                         1.0
                                                                      ----
   Diluted earnings per share                            $194         69.5       $2.79
                                                         ====         ====       =====

1997
   Basic earnings per share                              $407         66.7       $6.10
                                                         ====                    =====
   Dilutive effect of stock options and awards                         1.4
                                                                      ----
   Diluted earnings per share                            $407         68.1       $5.98
                                                         ====         ====       =====



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

                                                                          Years
--------------------------------------------------------------------------------
Land improvements                                                           2-20
Buildings                                                                   3-45
Machinery and other equipment                                               2-33
Leasehold improvements                                           Length of lease
--------------------------------------------------------------------------------

Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets are amortized on a straight-line basis over weighted average periods of 38 years and 15 years, respectively. Goodwill and other purchased intangibles balances are included in the identifiable assets of the industry segment to which they have been assigned and amortization is charged against the respective industry segment operating margin. The recoverability of goodwill and other purchased intangibles is evaluated at least annually considering the projected future profitability and cash flow of the operations to which they relate. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Charges of $7 million and $9 million were recorded in 1999 and 1998, respectively, for purchased intangible assets no longer considered recoverable from future revenues.

NORTHROP GRUMMAN CORPORATION


Assets Available for Sale

Capital assets are transferred to assets available for sale when a decision is made to sell a facility and selling efforts are actively underway. In some cases, operations continue and, when costs are allowable under government contracts, depreciation expense is recorded until the facility is vacated or sold. Assets available for sale are evaluated at least annually for recoverability and written down to estimated fair value as necessary. When an asset is written down to estimated fair value, depreciation ceases.

Financial Statement Reclassification

To conform to the presentation in 1999, certain amounts for 1998 and 1997 have been reclassified in the Consolidated Financial Statements. The reclassifications had no effect on net income or earnings per share for any period presented.

NORTHROP GRUMMAN CORPORATION


BUSINESS COMBINATIONS

Effective August 1, 1997, the company consummated the merger of its wholly owned acquisition subsidiary with and into Logicon, Inc. a leading defense information technology and services company. Each share of Logicon's common stock was converted to .6161 of a share of the company's common stock. The merger was accounted for as a pooling of interests.

ACQUISITIONS

In 1998 the company acquired Inter-National Research Institute Inc. for $55 million in cash. In 1999 the company acquired three businesses, the Information Systems Division of California Microwave, Inc., Data Procurement Corporation, and Ryan Aeronautical, an operating unit of Allegheny Teledyne Incorporated, for a total of $271 million in cash and stock. The results of operations of the acquired companies were included in the consolidated results of Northrop Grumman Corporation from their respective acquisition dates.

     The purchase method of accounting was used to record all four acquisitions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the remaining balance was assigned to goodwill.

     Unaudited pro forma consolidated results, after giving effect to the businesses acquired in 1998 and 1999, would not have been materially different from the reported amounts for 1997, 1998 or 1999.

NORTHROP GRUMMAN CORPORATION


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

NEW ACCOUNTING STANDARDS

In January 1999, the company adopted Statement of Position (SOP) 98-1 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain costs incurred after the date of adoption to develop or obtain software for internal use. Adoption of this standard had no material effect on the company's results of operations, financial position, or cash flows.

     In January 1999, the company adopted SOP 98-5 - Reporting on the Costs of Start-Up Activities, which requires that certain costs, that previously had been deferred, be expensed and reported as a cumulative effect of a change in accounting principle, and all such future costs be expensed as incurred. In the first quarter of 1999, the company recorded a $16 million after-tax charge, or $.24 per share, as the cumulative effect of a change in accounting principle.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133-Accounting for Derivative Instruments and Hedging Activities, which becomes effective for fiscal years beginning after June 15, 2000. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. Management is currently evaluating the effect that adoption of this standard will have on the company's results of operations, financial position, and cash flows.

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

     The claim receivable as of December 31, 1998, represents costs incurred to date on the Accurate Fuselage Assembly (AFA) program that the company expected to recover from The Boeing Company for out-of-scope work and related delay and disruption costs incurred on the program. In the second quarter of 1999, the company resolved its claims with Boeing. The settlement had no material effect on the company's financial results for 1999.

     Accounts receivable at December 31, 1999, are expected to be collected in 2000 except for approximately $89 million due in 2001 and $16 million due in 2002 and later.

     Allowances for doubtful amounts represent mainly estimates of overhead type costs which may not be successfully negotiated and collected.

     Accounts receivable were comprised of the following:


$ in millions                                         1999       1998
---------------------------------------------------------------------
Due from U.S. Government, long-term contracts
   Current accounts
      Billed                                       $   424    $   362
      Unbilled                                       1,879      2,145
      Progress payments received                    (1,283)    (1,388)
---------------------------------------------------------------------
                                                     1,020      1,119
---------------------------------------------------------------------
Due from other customers, long-term contracts
   Current accounts
      Billed                                           122        141
      Unbilled                                         165        137
      Claim                                                        29
---------------------------------------------------------------------
                                                       287        307
---------------------------------------------------------------------
   Total due, long-term contracts                    1,307      1,426
---------------------------------------------------------------------

Trade and other accounts receivable
   Due from U.S. Government                             57         63
   Due from other customers                             76         65
---------------------------------------------------------------------
   Total due, trade and other                          133        128
---------------------------------------------------------------------
                                                     1,440      1,554
Allowances for doubtful amounts                        (38)       (47)
---------------------------------------------------------------------
                                                   $ 1,402    $ 1,507
=====================================================================

NORTHROP GRUMMAN CORPORATION


INVENTORIED COSTS

Inventoried costs were comprised of the following:

$ in millions                                        1999       1998
--------------------------------------------------------------------
Production costs of contracts in process           $1,320     $1,487
Excess of production cost of delivered items
    over the estimated average unit cost              161        162
Administrative and general expenses                   230        245
--------------------------------------------------------------------
                                                    1,711      1,894
Progress payments received                           (521)      (521)
--------------------------------------------------------------------
                                                   $1,190     $1,373
====================================================================

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

NORTHROP GRUMMAN CORPORATION


INCOME TAXES

Income tax expense, both federal and foreign, was comprised of the following:

$ in millions                                 1999    1998    1997
------------------------------------------------------------------
Currently payable
  Federal income taxes                       $  63   $   6   $  26
  Foreign income taxes                           4       5       3
------------------------------------------------------------------
                                                67      11      29
Change in deferred federal income taxes        212     107     215
------------------------------------------------------------------
                                             $ 279   $ 118   $ 244
==================================================================


     Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income before income taxes due to the following:

$ in millions                              1999     1998     1997
-----------------------------------------------------------------
Income tax expense at statutory rate      $ 267    $ 109    $ 228
Goodwill amortization                        16       16       17
Benefit from ESOP dividends                  (3)      (3)      (3)
Other, net                                   (1)      (4)       2
-----------------------------------------------------------------
                                          $ 279    $ 118    $ 244
=================================================================

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

     The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal and state tax balances, as categorized in the Consolidated Statements of Financial Position, were as follows:

NORTHROP GRUMMAN CORPORATION


$ in millions                                                1999       1998
----------------------------------------------------------------------------
Deferred tax assets
 Deductible temporary differences
   Provision for estimated expenses                        $   33     $   41
   Retiree benefit plan expense                                          364
   Other                                                                  12
----------------------------------------------------------------------------
                                                               33        417
----------------------------------------------------------------------------
 Taxable temporary differences
   Income on contracts                                        (10)       (12)
   Purchased intangibles                                                 (89)
   Excess tax over book depreciation                                     (69)
   Other                                                                 (57)
----------------------------------------------------------------------------
                                                              (10)      (227)
----------------------------------------------------------------------------
                                                           $   23     $  190
============================================================================

Deferred tax liabilities
 Taxable temporary differences
   Income on contracts                                     $  913     $  865
   Goodwill amortization                                       95
   Purchased intangibles                                       89
   Excess tax over book depreciation                           72
   Administrative and general expenses
      period costed for tax purposes                           14         18
   Other                                                       14
----------------------------------------------------------------------------
                                                            1,197        883
----------------------------------------------------------------------------
 Deductible temporary differences
   Provision for estimated expenses                          (207)      (174)
   Retiree benefit plan expense                              (197)       (16)
   Other                                                      (50)       (30)
----------------------------------------------------------------------------
                                                             (454)      (220)
----------------------------------------------------------------------------
 Tax carryforwards
   Tax credits                                                (75)       (82)
   Alternative minimum tax credit                             (54)       (54)
----------------------------------------------------------------------------
                                                             (129)      (136)
----------------------------------------------------------------------------
                                                           $  614     $  527
============================================================================

Net deferred tax liability
 Total deferred tax liabilities (taxable
  temporary differences above)                             $1,207     $1,110
 Less total deferred tax assets (deductible
  temporary differences and tax carryforwards above)          616        773
----------------------------------------------------------------------------
                                                           $  591     $  337
============================================================================

     The tax carryforward benefits are expected to be used in the periods in which net deferred tax liabilities mature. These tax credit carryforwards are in various amounts and expire over the years 2001 through 2007. The alternative minimum tax credit can be carried forward indefinitely.

NORTHROP GRUMMAN CORPORATION


NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

The company has available short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities. At December 31, 1999, $25 million was outstanding at a weighted average interest rate of 6.75 percent. At December 31, 1998, $67 million was outstanding at a weighted average interest rate of 5.60 percent.

     Additionally, the company has a credit agreement with a group of domestic and foreign banks to provide for two credit facilities: $1.8 billion available on a revolving credit basis through March 2002; and a term loan payable in nine quarterly installments of $50 million plus interest through March 1, 2002. The company pays, at least quarterly, interest on the outstanding debt under the credit agreement at rates that vary based in part on the company's credit rating and leverage ratio.

     At December 31, 1999, $150 million at a weighted average interest rate of
6.76 percent was outstanding under the company's revolving credit facility. At December 31, 1998, $512 million at a weighted average interest rate of 5.66 percent was outstanding. At December 31, 1999, the $450 million term loan had a weighted average interest rate of 6.61 percent. At December 31, 1998, $650 million was outstanding at a weighted average interest rate of 5.68 percent. Principal payments permanently reduce the amount available under this agreement as well as the debt outstanding. Under these agreements, in the event of a "change in control," the banks are relieved of their commitments. Compensating balances are not required under these agreements.

     The company's credit agreements contain restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and interest coverage. At December 31, 1999, $880 million of retained earnings were unrestricted as to the payment of dividends.

NORTHROP GRUMMAN CORPORATION


     Long-term debt consisted of the following:


$ in millions                     1999     1998
------------------------------   ------   ------
Notes due 2004, 8.625%           $  350   $  350
Notes due 2006, 7%                  400      400
Debentures due 2016, 7.75%          300      300
Debentures due 2024, 9.375%         250      250
Debentures due 2026, 7.875%         300      300
Revolving credit facility           150      512
Term loans payable to banks         450      650
------------------------------   ------   ------
                                  2,200    2,762
Less current portion                200      200
------------------------------   ------   ------
                                 $2,000   $2,562
                                 ======   ======


     The debt indenture contains restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.

     The principal amount of long-term debt outstanding at December 31, 1999, due in each of the years 2000 and 2001 is $200 million, with $50 million due in 2002, $350 million due in 2004 and $1,400 million due thereafter.

NORTHROP GRUMMAN CORPORATION


FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the company in estimating its fair value disclosures for financial instruments:

     Due to the short-term nature of these items, the carrying amount reported in the Consolidated Statements of Financial Position for Cash and Cash Equivalents and amounts borrowed under the company's short-term credit lines are estimated to approximate fair value.

     The fair value of the long-term debt at the respective year-ends was calculated based on interest rates available for debt with terms and due dates similar to the company's existing debt arrangements.

     The company has limited involvement with derivative financial instruments and does not use them for trading purposes. To mitigate the variable rate characteristic of its term loans, the company has from time to time entered into interest rate swap agreements. No interest rate swap agreements were in effect at December 31, 1999, or December 31, 1998. If any interest rate swap agreements had existed, unrealized gains(losses) would be calculated based upon the amounts at which they could have been settled at then current interest rates.

     Carrying amounts and the related estimated fair values of the company's financial instruments at December 31 of each year are as follows:



$ in millions          1999      1998
-------------------   -------   -------
Long-term debt
 Carrying amount       $2,200    $2,762
 Fair value             2,154     2,914
-------------------    ------    ------

NORTHROP GRUMMAN CORPORATION


RETIREMENT BENEFITS

The company sponsors several defined-benefit pension plans covering over 80 percent of employees. Pension benefits for most employees are based on the employee's years of service and compensation during the last ten years before retirement. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the company. Five of the company's fourteen qualified plans, which cover more than 70 percent of all employees, were in a legally defined full-funding limitation status at December 31, 1999.

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

NORTHROP GRUMMAN CORPORATION


     The cost to the company of these plans in each of the last three years is shown in the following table.

                                             Pension Benefits       Medical and Life Benefits
$ in millions                             1999       1998      1997     1999     1998     1997
----------------------------------------------------------------------------------------------
Components of net periodic
  benefit cost(income)
Service cost                           $   200    $   187     $ 162    $  34    $  27    $  27
Interest cost                              659        642       618      102       95       98
Expected return on plan assets          (1,136)    (1,008)     (834)     (30)     (34)     (26)
Amortization of
    Prior service costs                     35         35        34
    Transition assets, net                 (42)       (42)      (42)
    Net gain from previous years           (69)       (80)      (71)      (2)     (16)     (10)
----------------------------------------------------------------------------------------------
Net periodic benefit cost(income)      $  (353)   $  (266)    $(133)   $ 104    $  72    $  89
==============================================================================================
Defined contribution plans cost        $    92    $    89     $  84
==============================================================================================

     Major assumptions as of each year-end used in the accounting for the defined-benefit plans are shown in the following table. Pension cost is determined using all three factors as of the end of the preceding year, whereas the funded status of the plans, shown later, uses only the first two factors as of the end of each year.

                                                         1999       1998       1997
------------------------------------------------------------------------------------
Discount rate for obligations                            7.50%      6.50%      7.00%
Rate of increase for compensation                        5.00       4.00       4.50
Expected long-term rate of return on plan assets         9.50       9.50       9.50
------------------------------------------------------------------------------------

     These assumptions also were used in retiree health care and life insurance benefit calculations with one modification. Since, unlike the pension trust, the earnings of the VEBA trust are taxable, the above 9.5 percent expected rate of return on plan assets was reduced accordingly to 6 percent after taxes. A significant factor used in estimating future per capita cost of covered health care benefits for the company and its retirees is the health care cost trend rate assumption. The rate used was 10 percent for 1999 and is assumed to decrease gradually to 6 percent for 2006 and thereafter. A one-percentage-point change in that rate would have the following effects:

                                                       1-Percentage-        1-Percentage-
     $ in millions                                     Point Increase       Point Decrease
     --------------------------------------------------------------------------------------
     Effect on total of service and interest
       cost components                                 $ 18                $ (15)
     Effect on postretirement benefit obligation        166                 (146)

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

                                             Pension Benefits      Medical and Life Benefits
$ in millions                                  1999       1998           1999           1998
--------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning
  of year                                   $10,164    $ 9,056        $ 1,559        $ 1,443
Service cost                                    200        187             34             27
Interest cost                                   659        642            102             95
Plan participants' contributions                  7          7             26             25
Amendments                                        4          3
Actuarial loss(gain)                           (771)       851            (72)            67
Benefits paid                                  (612)      (582)          (115)           (98)
--------------------------------------------------------------------------------------------
Benefit obligation at end of year             9,651     10,164          1,534          1,559
--------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at
  beginning of year                          12,033     10,832            570            538
Actual return on plan assets                  2,284      1,651            154             61
Employer contributions                           80        125             58             44
Plan participants' contributions                  7          7             26             25
Benefits paid                                  (612)      (582)          (115)           (98)
--------------------------------------------------------------------------------------------
Fair value of plan assets at
  end of year                                13,792     12,033            693            570
--------------------------------------------------------------------------------------------

Funded status                                 4,141      1,869           (841)          (989)
Unrecognized prior service cost                 169        200              2              2
Unrecognized net transition asset              (120)      (162)
Unrecognized net gain                        (3,573)    (1,723)          (319)          (125)
--------------------------------------------------------------------------------------------
Net asset(liability) recognized             $   617    $   184        $(1,158)       $(1,112)
============================================================================================

Amounts recognized in the statement of
   financial position
Prepaid benefit cost                        $   851    $   712        $    30        $
Accrued benefit liability                      (234)      (528)        (1,188)        (1,112)
Additional minimum liability                    (36)       (64)
Intangible asset                                  7         16
Accumulated other comprehensive loss             29         48
--------------------------------------------------------------------------------------------
Net asset(liability) recognized             $   617    $   184        $(1,158)       $(1,112)
============================================================================================

NORTHROP GRUMMAN CORPORATION


     For pensions plans with benefit obligations in excess of assets as of December 31, 1999, the projected benefit obligation was $224 million, the accumulated benefit obligation was $203 million, and the fair value of assets was $7 million. As of December 31, 1998, the projected benefit obligation was $1,451 million, the accumulated benefit obligation was $1,285 million, and the fair value of assets was $784 million.

     Pension plan assets at December 31, 1999, comprised 48 percent domestic equity investments in listed companies (including 2 percent in Northrop Grumman common stock); 14 percent equity investments listed on international exchanges; 22 percent in fixed income investments; 5 percent in venture capital and real estate investments; and 11 percent in cash and cash equivalents. The investment in Northrop Grumman represents 4,111,669 shares, or 6 percent of the company's total shares outstanding.

     Retiree health care and life insurance plan assets at December 31, 1999, comprised 64 percent domestic equity investments in listed companies; 24 percent equity investments on international exchanges; and 12 percent in cash and equivalents.

COMMITMENTS AND CONTINGENCIES

The corporation and its subsidiaries have been named as defendants in various legal actions. Based upon available information, it is the company's expectation that those actions are either without merit or will have no material adverse effect on the company's results of operations or financial position.

     In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by other environmental agencies. To assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at December 31, 1999, the range of reasonably possible future costs for environmental remediation is $80 million to $111 million, of which $87 million has been accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's results of operations, financial position, or cash flows.

     The company has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on these agreements aggregated approximately $535 million at December 31, 1999.

NORTHROP GRUMMAN CORPORATION


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

     Minimum rental commitments under long-term noncancellable operating leases total $394 million which is payable as follows: 2000 - $93 million, 2001 - $70 million, 2002 - $60 million, 2003 - $51 million, 2004 - $42 million, and 2005 and thereafter - $78 million.

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

STOCK COMPENSATION PLANS

At December 31, 1999, Northrop Grumman had two stock-based compensation plans - the 1993 Long-Term Incentive Stock Plan (LTISP) applicable to employees and the 1995 Stock Option Plan for Non-Employee Directors (SOPND). The LTISP contains change in control provisions which were activated in February 1998 upon approval by the shareholders of the proposed merger of the company with Lockheed Martin Corporation, causing all then unvested stock awards to become immediately vested.

NORTHROP GRUMMAN CORPORATION


     The LTISP permits grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs) and stock awards. Under the LTISP, each stock option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Options generally vest in 25 percent increments two, three, four and five years from the grant date and expire ten years after the grant date. No SARs have been granted under the LTISP. Stock awards, in the form of restricted performance stock rights, are granted to key employees without payment to the company. Recipients of the rights earn shares of stock based on a total-shareholder-return measure of performance over a five-year period with interim distributions three and four years after grant. If at the end of the five-year period the performance objectives have not been met, unearned rights up to 100 percent of the original grant for five elected officers and, up to 70 percent of the original grant for all other recipients, will be forfeited. Termination of employment can result in forfeiture of some or all of the benefits extended under the plan. Each year 1.5% of the company's total issued and outstanding common stock at the end of the preceding fiscal year become available for issuance pursuant to incentive awards. During 1998 and 1999, a number of awards granted under the LTISP contained terms, including limitations and conditions on exercisability and vesting, that took into account and were predicated upon future annual share availability.

     The SOPND permits grants of stock options to nonemployee directors. Each grant of a stock option is made at the closing market price on the date of the grant, is immediately exercisable, and expires ten years after the grant date. At December 31, 1999, 244,500 shares were available for future grants under the SOPND.

     The company applies Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for awards made under the plans. When stock options are exercised, the amount of the cash proceeds to the company is recorded as an increase to paid-in capital. No compensation expense is recognized in connection with stock options. Compensation expense for restricted performance stock rights is estimated and accrued over the vesting period. The fixed 30 percent minimum distribution portion is recorded at grant value and the variable portion is recorded at market value. Compensation expense recognized for stock awards was $15 million in 1999, $163 million in 1998, and $57 million in 1997.

NORTHROP GRUMMAN CORPORATION


     Stock option activity for the last three years is summarized below:

                                                    Weighted-
                                                     Average
                                        Shares      Exercise         Shares
                                  Under Option        Prices     Exercisable
----------------------------------------------------------------------------
Outstanding at December 31, 1996      4,027,272            $47     1,384,026
     Granted, market options             15,000             85
     Cancelled                         (100,932)            58
     Exercised                         (570,182)            34
----------------------------------------------------------------------------
Outstanding at December 31, 1997      3,371,158             49     1,556,475
     Granted, market options            992,000             74
     Granted, premium options         1,986,450             95
     Cancelled                           (5,700)            65
     Exercised                         (766,182)            48
----------------------------------------------------------------------------
Outstanding at December 31, 1998      5,577,726             70     2,624,276
     Granted, market options             69,200             62
     Granted, premium options           106,800             93
     Cancelled                         (221,015)            88
     Exercised                         (702,628)            22
----------------------------------------------------------------------------
Outstanding at December 31, 1999      4,830,083             76     1,926,899
============================================================================

NORTHROP GRUMMAN CORPORATION


     Had compensation expense been determined based on the fair value at the grant dates for stock option awards granted in 1999, 1998 and 1997, consistent with the method of Financial Accounting Standards Board Statement 123 - Accounting for Stock Based Compensation, net income, basic earnings per share, and diluted earnings per share in 1999 would have been lower by $11 million, seventeen cents and sixteen cents, respectively. For 1998 net income, basic earnings per share and diluted earnings per share would have been lower by $5 million, seven cents and seven cents, respectively. For 1997 net income, basic earnings per share and diluted earnings per share would have been lower by $5 million, eight cents, and eight cents, respectively. These amounts were determined using weighted-average per share fair values for premium options granted in 1999 of $15 and 1998 of $15 and for market options granted in 1999, 1998 and 1997 of $18, $20 and $25 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years and for 1999, 1998 and 1997, respectively, the following additional assumptions: dividend yield - 2.1 percent, 1.9 percent and 1.9 percent; expected volatility - 29 percent, 27 percent and 22 percent; and risk-free interest rate - 5.8 percent, 4.4 percent and 6.7 percent.

     At December 31, 1999 the following stock options were outstanding:

                           Options Outstanding                Options Exercisable
               -----------------------------------------    ----------------------

                                    Weighted-   Weighted-                Weighted-
Range of            Number            Average     Average        Number    Average
Exercise       Outstanding          Remaining    Exercise   Exercisable   Exercise
Prices         at 12/31/99   Contractual Life      Prices   at 12/31/99     Prices
------------   -----------   ----------------   ---------   -----------   --------
$16 to 35          123,458          2.8 years        $ 25       123,458       $ 25
 36 to 55          580,619          5.0 years          41       552,119         41
 56 to 75        1,490,122          7.9 years          68       531,622         59
 76 to 95        1,599,459          8.1 years          85       674,700         81
96 to 118        1,036,425          9.0 years         101        45,000        105
                 ---------                                    ---------
                 4,830,083                                    1,926,899
                 =========                                    =========

     Restricted performance stock rights were granted with weighted-average grant-date fair values per share as follows: 1999 - 75,300 at $64; 1998 - 794,050 at $73; and 1997 - 7,700 at $80.

NORTHROP GRUMMAN CORPORATION


UNAUDITED SELECTED QUARTERLY DATA
Quarterly financial results are set forth in the following tables together with dividend and common stock price data.

1999 Quarters
$ in millions, except per share                      4           3          2         1
---------------------------------------------------------------------------------------
Net sales                                     $  2,506   $   2,122   $  2,274   $ 2,093
Operating margin                                   253         262        238       216
Income before cumulative effect
  of accounting change                             138         128        113       104
Net income                                         138         128        113        88
Basic earnings per share before
  cumulative effect of accounting change          1.97        1.84       1.65      1.51
Basic earnings per share                          1.97        1.84       1.65      1.27
Diluted earnings per share before
  cumulative effect of accounting change          1.96        1.83       1.64      1.50
Diluted earnings per share                        1.96        1.83       1.64      1.26
Dividend per share                                 .40         .40        .40       .40
Stock price:
High                                           62 5/16    75 11/16    73 5/16    73 1/4
Low                                                 49    59 15/16     57 3/4        57
---------------------------------------------------------------------------------------

     In the fourth quarter of 1999 the company reached a settlement of its contract claims with the U. S. Air Force relating to the remanufacturing of Joint STARS aircraft. The company was able to recognize underlying improved performance on the production phase of the program and recorded upward cumulative margin rate adjustments totaling $37 million. Operating margin includes positive cumulative margin rate adjustments on the B-2 program of $23 million, $11 million and $36 million in the fourth, third and second quarters, respectively. Charges on Boeing commercial aerostructures work, to reflect increases in cost estimates to complete work on several contracts, of $27 million in the fourth quarter, $10 million in the third quarter and $40 million in the second quarter were also recorded.

NORTHROP GRUMMAN CORPORATION


1998 Quarters
$ in millions, except per share              4           3          2          1
--------------------------------------------------------------------------------
Net sales                             $  2,536    $  2,213   $  2,139   $  2,014
Operating margin                           103         238        208        207
Net income(loss)                            (3)        116         93        (12)
Basic earnings(loss) per share            (.04)       1.68       1.36       (.18)
Diluted earnings(loss) per share          (.04)       1.67       1.34       (.18)
Dividend per share                         .40         .40        .40        .40
Stock price:
High                                        84     108 5/8    110 3/4        139
Low                                    68 7/16     59 5/16    97 3/16    102 3/4
--------------------------------------------------------------------------------

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

     The corporation's common stock is traded on the New York and Pacific Stock Exchanges (trading symbol NOC). The approximate number of holders of record of the corporation's common stock at February 14, 2000, was 11,135.

NORTHROP GRUMMAN CORPORATION


INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Northrop Grumman Corporation
Los Angeles, California

     We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the footnotes to the consolidated financial statements, in 1999 the Company changed its method of accounting for start-up activities by adopting Statement of Position 98-5 -- Reporting on the Costs of Start-up Activities.



Deloitte & Touche LLP
Los Angeles, California
January 26, 2000

NORTHROP GRUMMAN CORPORATION


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No information is required in response to this Item.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed
within 120 days after the end of the company's fiscal year.   Information with
respect to Executive Officers is included in Part I under the caption "Executive Officers of the Registrant".

Item 11.  Executive Compensation

     The information as to Executive Compensation will be incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information as to Security Ownership of Certain Beneficial Owners and Management will be incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

     The information as to Certain Relationships and Related Transactions will be incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

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

     Separate financial statements of the parent company are omitted since it is primarily an operating company and minority equity interests in and/or nonguaranteed long-term debt of subsidiaries held by others than the company are in amounts which together do not exceed 5 percent of the total consolidated assets at December 31, 1999.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

NORTHROP GRUMMAN CORPORATION


Exhibits

3(a) Certificate of Incorporation, as amended (incorporated by reference to Form S-3 Registration Statement, filed August 18, 1994)

3(b) Northrop Grumman Corporation Bylaws, as amended and restated February 16, 2000

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

4(e) Form of Northrop Grumman Corporation's 7 3/4% Debentures Due 2016 (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

4(f) Form of Northrop Grumman Corporation's 7 7/8% Debentures Due 2026 (incorporated by reference to Form S-4 Registration Statement, filed April 19, 1996)

10(a) Second Amended and Restated Credit Agreement dated as of April 15, 1994,
      Amended and Restated as of March 1, 1996 among Northrop Grumman Corporation, Bank of America National Trust and Savings Association, as Documentation Agent, Chemical Securities, Inc., as Syndication Agent, the Chase Manhattan Bank (National Association), as Administrative Agent, and the Banks Signatories thereto (incorporated by reference to Form 8-K, filed March 18, 1996), and amended as of November 1, 1996 (incorporated by reference to Form 10-K filed February 25, 1997)

10(b) Uncommitted Credit Facility dated October 10, 1994, between Northrop
      Grumman Corporation and Wachovia Bank of Georgia, N.A., which is substantially identical to facilities between Northrop Grumman Corporation and certain banks some of which are parties to the Credit Agreement filed as Exhibit 10(a) hereto (incorporated by reference to Form 10-K filed February 22, 1996)

10(c) 1973 Incentive Compensation Plan as amended December 16, 1998
      (incorporated by reference to Form 10-K filed March 23, 1999)

10(d) 1973 Performance Achievement Plan (incorporated by reference to Form 8-B filed June 21, 1985)

10(e) Northrop Supplement Plan 2 (incorporated by reference to Form 10-K filed
      February 22, 1996) and amended as of June 19, 1996 (incorporated by reference to Form 10-K filed March 30, 1998)

10(f) Northrop Grumman Corporation ERISA Supplemental Plan I (incorporated by reference to Form 10-K filed February 28, 1994)

NORTHROP GRUMMAN CORPORATION


10(g) Retirement Plan for Independent Outside Directors as amended April 24, 1998 (incorporated by reference to Form 10-K filed March 23,1999)

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

10(k) Executive Long-Term Disability Insurance Policy (incorporated by reference to Form 10-K filed February 22, 1996)

10(l) Key Executive Medical Plan Benefit Matrix (incorporated by reference to Form 10-K filed February 22, 1996)

10(m) Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Form 10-K filed February 22, 1996)

10(n) Group Excess Liability Policy (incorporated by reference to Form 10-K filed February 22, 1996)

10(o) Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended and restated (incorporated by reference to Northrop Grumman Corporation Form S-8 Registration Statement filed November 25, 1998)

10(p) Northrop Corporation 1993 Stock Plan for Non-Employee Directors (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993), amended as of September 21, 1994 (incorporated by reference to Form 10-K filed March 21, 1995)

10(q) Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to 1995 Proxy Statement filed March 30, 1995)

10(r) Form of Northrop Grumman Corporation March 2000 Special Agreement (effective March 1, 2000) (incorporated by reference to Form 10-Q filed November 4, 1999).

10(s) Executive Deferred Compensation Plan (effective December 29, 1994) (incorporated by reference to Form 10-K filed February 25, 1997)

10(t) Northrop Grumman Corporation Non-Employee Directors Equity Participation Plan, as amended December 16, 1998 (incorporated by reference to Form 10-K filed March 23, 1999)

10(u) CPC Supplemental Executive Retirement Program (incorporated by reference to Form 10-K filed March 30, 1998)

10(v) Form of Ownership Retention Agreement and Amendment No. 1 by letter dated April 18, 1998 (incorporated by reference to Form 10-Q filed April 24,
       1998)

10(w) Master Escrow Agreement and Master Escrow Agreement Clarification dated April 8, 1998 (incorporated by reference to Form 10-Q filed April 24,
       1998)

NORTHROP GRUMMAN CORPORATION


10(x) Northrop Grumman 1998 Restricted Stock Rights Plan (incorporated by reference to Form S-8 Registration Statement filed November 25, 1998)

10(y)  Special Officer Retiree Medical Plan as amended August 18, 1999.

10(z) Northrop Grumman Corporation March 2000 Change-in-Control Severance Plan (incorporated by reference to Form 10-Q filed November 4, 1999)

21     Subsidiaries

23     Independent Auditors' Consent

24     Power of Attorney

27     Financial Data Schedule

NORTHROP GRUMMAN CORPORATION


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2000.



                                      Northrop Grumman Corporation


                                      By:         Richard B. Waugh, Jr.
                                         ---------------------------------------
                                                  Richard B. Waugh, Jr.
                                              Corporate Vice President and
                                                 Chief Financial Officer
                                             (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 24th day of February 2000, by the following persons and in the capacities indicated.

  Signature                Title
  ---------                -----
Kent Kresa*                Chairman of the Board, President and  Chief Executive
                            Officer and Director (Principal Executive Officer)
Jack R. Borsting*          Director
John T. Chain, Jr.*        Director
Jack Edwards*              Director
Vic Fazio                  Director
Phillip Frost*             Director
Robert A. Lutz*            Director
Aulana L. Peters*          Director
John E. Robson*            Director
Richard R. Rosenberg*      Director
John Brooks Slaughter*     Director
Richard J. Stegemeier*     Director


*By            John H. Mullan
     -------------------------------
               John H. Mullan
              Attorney-in-Fact
     pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in Thousands)


COL. A                                    COL. B      COL. C         COL. D        COL. E
------                                    ------      ------         ------        ------

                                                                         Other
                                        Balance at                   Changes--      Balance
                                         Beginning   Additions             Add       at End
Classification                           of Period     At Cost     (Deduct)(1)    of Period
--------------                          ----------   ---------   -------------    ---------
Description:
Year ended December 31, 1997
 Reserves and allowances deducted
  from asset accounts:
   Allowances for doubtful amounts         $55,445     $17,279        $(17,746)     $54,978

Year ended December 31, 1998
 Reserves and allowances deducted
  from asset accounts:
   Allowances for doubtful amounts         $54,978     $ 8,076        $(16,013)     $47,041

Year ended December 31, 1999
 Reserves and allowances deducted
  from asset accounts:
   Allowances for doubtful amounts         $47,041     $21,088        $(30,455)     $37,674

___________
(1)  Uncollectible amounts written off, net of recoveries.

NORTHROP GRUMMAN CORPORATION

INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements
Nos. 333-68029 and 333-75363 of Northrop Grumman Corporation on Form S-8 and Registration Statements Nos. 333-78251 and 333-85633 of Northrop Grumman Corporation on Form S-3 of our report dated January 26, 2000 appearing in this Annual Report on Form 10-K of Northrop Grumman Corporation for the year ended December 31, 1999.









DELOITTE & TOUCHE LLP
Los Angeles, California
February 24, 2000