Form 10-Q
period 2000-03-31
NORTHROP GRUMMAN CORP
filed 2000-05-09
CIK 72945

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

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



Common Stock outstanding as of  April  24, 2000      69,811,638 shares

                               Northrop Grumman Corporation and Subsidiaries


Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION



                                                            March 31,     December 31,
Dollars in millions                                              2000             1999
--------------------------------------------------------------------------------------

Assets:
Cash and cash equivalents                                      $    41         $   142
Accounts receivable, net of progress payments of
  $1,724 in 2000 and $1,714 in 1999                              1,450           1,402
Inventoried costs, net of progress payments of
  $596 in 2000 and $521 in 1999                                  1,240           1,190
Deferred income taxes                                               22              23
Prepaid expenses                                                    50              36
--------------------------------------------------------------------------------------
Total current assets                                             2,803           2,793
--------------------------------------------------------------------------------------

Property, plant and equipment                                    2,854           2,895
Accumulated depreciation                                        (1,630)         (1,655)
--------------------------------------------------------------------------------------
                                                                 1,224           1,240
--------------------------------------------------------------------------------------

Goodwill, net of accumulated amortization of
  $468 in 2000 and $441 in 1999                                  3,445           3,469
Other purchased intangibles, net of accumulated
  amortization of $406 in 2000 and $388 in 1999                    736             761
Prepaid pension cost, intangible pension asset
  and benefit trust fund                                         1,106             946
Assets available for sale                                           26              26
Investments in and advances to affiliates
  and sundry assets                                                 49              50
--------------------------------------------------------------------------------------
                                                                 5,362           5,252
--------------------------------------------------------------------------------------
                                                               $ 9,389         $ 9,285
======================================================================================


                                 Northrop Grumman Corporation and Subsidiaries





                                                              March 31,    December 31,
Dollars in millions                                                2000            1999
---------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:

Notes payable to banks                                         $    95         $    25
Current portion of long-term debt                                  200             200
Trade accounts payable                                             436             490
Accrued employees' compensation                                    326             366
Advances on contracts                                              347             316
Income taxes payable including deferred income taxes
  of $561 in 2000 and $550 in 1999                                 641             608
Other current liabilities                                          489             459
--------------------------------------------------------------------------------------
Total current liabilities                                        2,534           2,464
--------------------------------------------------------------------------------------

Long-term debt                                                   1,800           2,000
Accrued retiree benefits                                         1,468           1,458
Other long-term liabilities                                         41              42
Deferred income taxes                                              137              64
Paid-in capital
  Preferred stock, 10,000,000 shares authorized; none issued
  Common stock, 200,000,000 shares authorized;
    issued and outstanding:
       2000 - 69,805,396; 1999 - 69,719,164                      1,035           1,028
Retained earnings                                                2,393           2,248
Accumulated other comprehensive loss                               (19)            (19)
--------------------------------------------------------------------------------------
                                                                 3,409           3,257
--------------------------------------------------------------------------------------
                                                               $ 9,389         $ 9,285
======================================================================================




The accompanying notes are an integral part of these consolidated financial statements.

                                          I-2

                                 Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS




                                                          Three months ended March 31,
Dollars in millions, except per share                                 2000        1999
--------------------------------------------------------------------------------------

Net sales                                                      $ 2,080         $ 2,093
Cost of sales
Operating costs                                                  1,521           1,609
Administrative and general expenses                                245             268
--------------------------------------------------------------------------------------
Operating margin                                                   314             216
Interest expense                                                   (46)            (55)
Other, net                                                           2               3
--------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of accounting change                                      270             164
Federal and foreign income taxes                                    97              60
--------------------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                                                173             104
Cumulative effect of change in accounting for
  start-up costs, net of income tax benefit of $11 in 1999                         (16)
--------------------------------------------------------------------------------------
Net income                                                     $   173         $    88
======================================================================================

Weighted average shares outstanding, in millions                  69.9            68.9
======================================================================================

Basic earnings per share:
Before cumulative effect of accounting change                  $  2.47         $  1.51
Accounting change                                                                 (.24)
--------------------------------------------------------------------------------------
Basic earnings per share                                       $  2.47         $  1.27
======================================================================================

Diluted earnings per share:
Before cumulative effect of accounting change                  $  2.47         $  1.50
Accounting change                                                                 (.24)
--------------------------------------------------------------------------------------
Diluted earnings per share                                     $  2.47         $  1.26
======================================================================================
Dividends per share                                            $   .40         $   .40
======================================================================================





The accompanying notes are an integral part of these consolidated financial statements.

                                  Northrop Grumman Corporation and Subsidiaries


CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY




                                                          Three months ended March 31,
Dollars in millions                                               2000            1999
--------------------------------------------------------------------------------------

Paid-in Capital
At beginning of year                                           $ 1,028          $  989
Employee stock awards and options exercised                          7               1
--------------------------------------------------------------------------------------
                                                                 1,035             990
--------------------------------------------------------------------------------------


Retained Earnings
At beginning of year                                             2,248           1,892
Net income                                                         173              88
Cash dividends                                                     (28)            (28)
--------------------------------------------------------------------------------------
                                                                 2,393           1,952
--------------------------------------------------------------------------------------
Accumulated Other Comprehensive Loss                               (19)            (31)
--------------------------------------------------------------------------------------

Total shareholders' equity                                     $ 3,409         $ 2,911
======================================================================================







The accompanying notes are an integral part of these consolidated financial statements.


                                   I-4

                                 Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS


                                                          Three months ended March 31,
Dollars in millions                                               2000            1999
--------------------------------------------------------------------------------------

Operating Activities
  Sources of Cash
      Cash received from customers
          Progress payments                                    $   380         $   786
          Other collections                                      1,763           1,367
      Income tax refunds received                                    7              22
      Interest received                                              2
      Other cash receipts                                            1               3
--------------------------------------------------------------------------------------
          Cash provided by operating activities                  2,153           2,178
--------------------------------------------------------------------------------------
  Uses of Cash
      Cash paid to suppliers and employees                       2,009           1,967
      Interest paid                                                 50              59
      Income taxes paid                                              2               8
      Other cash disbursements                                       1               1
--------------------------------------------------------------------------------------
      Cash used in operating activities                          2,062           2,035
--------------------------------------------------------------------------------------
  Net cash provided by operating activities                         91             143
--------------------------------------------------------------------------------------
Investing Activities
  Additions to property, plant and equipment                       (36)            (42)
  Payment for businesses purchased                                  (3)
  Proceeds from sale of property, plant and equipment                7               9
  Other investing activities                                        (3)              4
--------------------------------------------------------------------------------------
  Net cash used in investing activities                            (35)            (29)
--------------------------------------------------------------------------------------
Financing Activities
  Repayment of borrowings under lines of credit                    (80)            (53)
  Principal payments of long-term debt                             (50)            (50)
  Proceeds from issuance of stock                                    1               2
  Dividends paid                                                   (28)            (28)
--------------------------------------------------------------------------------------
  Net cash used in financing activities                           (157)           (129)
--------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                             (101)            (15)
Cash and cash equivalents balance at beginning of period           142              44
--------------------------------------------------------------------------------------
Cash and cash equivalents balance at end of period             $    41         $    29
======================================================================================

                                   I-5

                                 Northrop Grumman Corporation and Subsidiaries




                                                          Three months ended March 31,
Dollars in millions                                               2000            1999
--------------------------------------------------------------------------------------


Reconciliation of Net Income to Net Cash
Provided by Operating Activities

Net income                                                     $   173         $    88
Adjustments to reconcile net income to net cash provided
  Depreciation                                                      45              43
  Amortization of intangible assets                                 50              47
  Common stock issued to employees                                   7
  Retiree benefits income                                         (133)            (57)
  Decrease(increase) in
    Accounts receivable                                            (53)            (50)
    Inventoried costs                                             (127)           (122)
    Prepaid expenses                                               (15)             20
  Increase(decrease) in
    Progress payments                                               85             136
    Accounts payable and accruals                                    1              10
    Provisions for contract losses                                 (20)              4
    Deferred income taxes                                           84              43
    Income taxes payable                                            23              23
    Retiree benefits                                               (33)            (45)
  Other transactions                                                 4               3
--------------------------------------------------------------------------------------
Net cash provided by operating activities                      $    91         $   143
======================================================================================



The accompanying notes are an integral part of these consolidated financial statements.


                                  Northrop Grumman Corporation and Subsidiaries


SELECTED INDUSTRY SEGMENT INFORMATION




                                                         Three months ended March 31,
Dollars in millions                                               2000           1999
-------------------------------------------------------------------------------------

Net Sales
Integrated Systems & Aerostructures                            $ 1,134         $ 1,173
Electronic Sensors & Systems                                       601             615
Logicon                                                            378             353
Intersegment sales                                                 (33)            (48)
--------------------------------------------------------------------------------------
                                                               $ 2,080         $ 2,093
======================================================================================
Operating Margin
Integrated Systems & Aerostructures                            $   117         $    82
Electronic Sensors & Systems                                        34              45
Logicon                                                             31              19
--------------------------------------------------------------------------------------
Total                                                              182             146
Other items included in operating margin:
Corporate expenses                                                  (7)             (8)
Deferred state tax provision                                       (11)             (5)
Pension income                                                     150              83
--------------------------------------------------------------------------------------
Operating margin                                               $   314         $   216
======================================================================================
Contract Acquisitions
Integrated Systems & Aerostructures                            $   518         $ 1,429
Electronic Sensors & Systems                                       595             575
Logicon                                                            437             409
Intersegment acquisitions                                          (36)            (29)
--------------------------------------------------------------------------------------
                                                               $ 1,514         $ 2,384
======================================================================================
Funded Order Backlog
Integrated Systems & Aerostructures                            $ 5,760         $ 7,189
Electronic Sensors & Systems                                     3,518           3,079
Logicon                                                            668             622
Intersegment backlog                                               (88)           (150)
--------------------------------------------------------------------------------------
                                                               $ 9,858         $10,740
======================================================================================

                                   I-7

                                  Northrop Grumman Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS



Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in the company's 1999 annual report on Form 10-K report.


Earnings per Share
Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans.

   Basic and diluted earnings per share are calculated as follows:



                                                                           Earnings
Three months ended March 31,                     Net Income     Shares    per Share
                                                 ----------     ------    ---------
                                                  (millions)   (millions)


2000
    Basic earnings per share                       $   173       69.9      $  2.47
                                                   =======                 =======
    Dilutive effect of stock options
      and awards
                                                                -----
    Diluted earnings per share                     $   173       69.9      $  2.47
                                                   =======      =====      =======


1999
    Basic earnings per share before
        cumulative effect of accounting change     $   104       68.9      $  1.51
                                                   =======                 =======

    Dilutive effect of stock options and awards                    .4
                                                                -----
    Diluted earnings per share before
        cumulative effect of accounting change     $   104       69.3      $  1.50
                                                   =======      =====      =======



    Basic earnings per share                       $    88       68.9      $  1.27
                                                   =======                 =======
    Dilutive effect of stock options and awards                    .4
                                                                -----
    Diluted earnings per share                     $    88       69.3      $  1.26
                                                   =======      =====      =======


                                  Northrop Grumman Corporation and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF THE COMPANY'S FINANCIAL
        CONDITION AND THE RESULTS OF ITS OPERATIONS




Sales for the first quarter of 2000 were $2.1 billion, essentially unchanged from the year ago period. Small decreases in Integrated Systems and Aerostructures (ISA) segment and Electronic Sensors and Systems (ESS) segment sales were nearly offset by an increase in Logicon segment sales.
     ISA sales decreased by 3 percent in the first quarter of 2000 compared with the first quarter of 1999, primarily due to lower Aerostructures sales, partially offset by increased Air Combat Systems
(ACS) sales. The Aerostructures sales decrease was due to lower commercial work. The ACS increase reflects increased F/A-18E/F sales, as this program transitioned from the development phase in early 1999 to the current production phase, partially offset by lower B-2 and F/A-18C/D sales.
     ESS sales for the quarter ended March 31, 2000, were 2 percent lower than the same period a year ago. The Command, Control, Communications, Intelligence and Naval Systems (C3I&N) business area decrease is primarily attributable to lower air defense and air traffic control radar systems sales for international customers.
     Logicon sales were 7 percent higher in the first quarter of 2000 versus the same period in 1999, with all three business areas reporting increased sales.

                                  Northrop Grumman Corporation and Subsidiaries




     Sales by business area and units delivered in the first quarter were:


                                                          Three months ended March 31,
$ in millions                                                     2000            1999
--------------------------------------------------------------------------------------

Integrated Systems & Aerostructures
    Air Combat Systems (ACS)                                   $   502         $   451
    Aerostructures                                                 282             391
    Airborne Early Warning and  Electronic Warfare (AEW/EW)        183             192
    Airborne Ground Surveillance and
      Battle Management (AGS/BM)                                   176             161
    Intrasegment Eliminations                                       (9)            (22)
--------------------------------------------------------------------------------------
                                                                 1,134           1,173
--------------------------------------------------------------------------------------

Electronic Sensors & Systems
    Aerospace Electronic Systems                                   257             254
    Command, Control, Communications,
        Intelligence and Naval Systems (C3I&N)                     177             214
    Defensive Electronic Systems                                    96             111
    Other                                                           71              36
--------------------------------------------------------------------------------------
                                                                   601             615
--------------------------------------------------------------------------------------

Logicon
    Government Information Technology                              253             241
    Technology Services                                             92              83
    Commercial Information Technology                               33              29
--------------------------------------------------------------------------------------
                                                                   378             353
--------------------------------------------------------------------------------------
Intersegment eliminations                                          (33)            (48)
--------------------------------------------------------------------------------------
    Total sales                                                $ 2,080         $ 2,093
======================================================================================

Units
--------------------------------------------------------------------------------------
    B-2                                                              1               1
    F/A-18 C/D                                                                       9
    F/A-18 E/F                                                       7
    747                                                              6              12
    C-17                                                             2               2
--------------------------------------------------------------------------------------

                                              I-10

                                Northrop Grumman Corporation and Subsidiaries

     Operating margin includes pension income of $150 million in the first quarter of 2000, a $67 million increase from the first quarter of
1999.  Pension income for 2000 is expected to be approximately $600 million.
     ISA operating margin for the quarter was $117 million, up 43 percent from the $82 million reported for the first quarter of 1999. The 2000 results reflect the return to profitability on the Joint STARS production contracts as well as upward cumulative margin rate adjustments of $9 million on the C-17 program and $8 million on the F/A-18E/F program.
     ESS operating margin in the first quarter of 2000 was $34 million as compared with $45 million in last year's first quarter. The decrease is primarily the result of the July 1999 merger of three of the company's pension plans into one.
     Logicon operating margin for the quarter was $31 million as compared with $19 million for the first quarter of 1999. The increase is attributable in part to increased sales volume and improved performance in all three business areas. Logicon also benefited from replacing several defined-contribution employee benefit plans with a defined-benefit type pension plan in the first quarter of 2000. While the total cash contributions remain the same, the cost is now included in net pension income, in accordance with
company policy.   As a result, the company's pension income is lower
than it otherwise would have been and Logicon's reported operating margin is higher by $5 million for the quarter, with an additional $5 million of cash contributions expected to be made in each of the remaining quarters of this year.
     Interest expense for this year's first quarter was $46 million, a $9 million decrease from the $55 million reported in the first quarter of 1999. The decrease resulted principally from a lower level of average borrowings in the quarter compared with the first quarter of 1999.
     The company's effective tax rate was 36 percent for the first quarter of 2000, essentially unchanged from the same period in 1999.
     Effective January 1, 1999, the company adopted the new accounting standard, SOP 98-5 - Reporting on the Costs of Start-Up Activities, which requires that certain costs that previously had been deferred be expensed and reported as a cumulative effect of a change in accounting principle.
In 1999, the company reported a $16 million after-tax charge, or $.24 per share, to write off the previously deferred start-up costs. All such costs incurred after January 1, 1999, are expensed as incurred.
     During the first quarter of 2000, $91 million of cash was generated by operating activities versus the $143 million generated in the same period last year. The decline is attributable in part to accelerated cash collections in 1999 due to customers' Year 2000 concerns. The decline is somewhat mitigated by improved operating margin and lower pension plan contributions as a result of the July 1999 pension plan merger. For the remainder of 2000, cash generated from operations, supplemented by borrowings under the credit agreement, are expected to be more than sufficient to service debt, finance capital expenditures, and continue paying dividends to the shareholders. The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.

                            Northrop Grumman Corporation and Subsidiaries

     As previously announced, the company is exploring strategic alternatives regarding its commercial aerostructures business area. As part of this review, the company is in discussions with interested parties, and has retained Salomon Smith Barney to aid in these efforts. The company cannot predict the outcome of these discussions.


Forward-Looking Information

Certain statements and assumptions in Management's Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q contain or are based on "forward-looking" information (that the company believes to be within the definition in the Private Securities Litigation and Reform Act of 1995) that involves risk and uncertainties, including statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. The company's operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon factors, including, without limitation, the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support; as well as other economic, political and technological risks and uncertainties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
The company has fixed-rate long-term debt obligations, most of which are not callable until maturity. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At March 31, 2000, no interest rate swap agreements were in effect.
     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Northrop Grumman Corporation
Los Angeles, California


We have reviewed the accompanying condensed consolidated balance sheet of Northrop Grumman Corporation and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ending March 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Northrop Grumman Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.







DELOITTE & TOUCHE LLP

Los Angeles, California
April 24, 2000

                            Northrop Grumman Corporation and Subsidiaries

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Fanni and related cases
-----------------------
     Five shareholder class action lawsuits, making similar allegations, were filed between July and September, 1998 in the United States District
Court for the Central District of California against the company, its directors, and certain of its officers. Three of these lawsuits, respectively encaptioned Fanni v. Northrop Grumman Corp., et al., Schnee
                         -----------------------------------------------
v. Northrop Grumman Corp., et al., and Florida State Board of Admin. v.
---------------------------------      --------------------------------
Northrop Grumman Corp., et al. allege that defendants issued misleading
------------------------------
proxy materials in connection with the proposed acquisition of the company by Lockheed Martin Corporation, in violation of the federal securities laws. These actions were later consolidated and seek unspecified damages on behalf of a class of shareholders related to the accelerated vesting of stock incentive plans upon the shareholder vote to approve the merger. On April 11, 2000, the Court entered an order dismissing these actions with prejudice. The other lawsuits, respectively encaptioned Burroughs v. Northrop Grumman Corp., et al., and Miller, et al. v. Northrop Grumman Corp., et al., were also consolidated and allege that defendants disseminated misleading information in connection with the proposed acquisition, in violation of the federal securities laws, thereby artificially inflating the market price of the company's common stock. These actions seek unspecified damages for a class of shareholders who purchased Northrop Grumman stock between July 3, 1997 and March 9, 1998. On April 11, 2000, the Court entered an order dismissing these actions without prejudice, allowing plaintiffs thirty days to file an amended complaint. The company and the individual defendants deny the allegations made in these actions and intend to defend the actions vigorously.

U.S. ex rel. McMorrough v. Northrop Grumman Corporation
-------------------------------------------------------
     In October 1998, the United States, acting through the Department of Justice, intervened in a portion of this civil action initially filed under seal in the U.S. District Court for the Western District of
Louisiana in March 1995.   The government intervened in the portion of
the complaint that alleges the company knowingly supplied improperly heat-treated parts for Joint STARS aircraft in 1994 and 1995, in violation of the False Claims Act. The government's allegations regarding the heat treatment of parts have been settled for $750,000. The Company denied any liability as part of the settlement and continues to vigorously defend the allegations being pursued separately by the relators.

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

                               Northrop Grumman Corporation and Subsidiaries

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
         3(a) Northrop Grumman Corporation Bylaws, as amended and restated March 15, 2000.

        10(a) Northrop Grumman Corporation Non-Employee Directors Equity Participation Plan, as amended March 15, 2000.

        15 Letter from independent accountants regarding unaudited interim financial information.


        27     Financial Data Schedule


(b)  Reports on Form 8-K
     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.







                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Northrop Grumman Corporation (Registrant)





Date:       May 9, 2000             by/s/ R. B. Waugh, Jr.
        --------------------        ----------------------------
                                    R. B. Waugh, Jr.
                                    Corporate Vice President and
                                    Chief Financial Officer



Date:       May 9, 2000             by/s/J. H. Mullan
        --------------------        ----------------------------
                                    John H. Mullan
                                    Corporate Vice President and Secretary

                        EXHIBIT (15)
        Letter from Independent Accountants Regarding
           Unaudited Interim Financial Information






May 9, 2000

Northrop Grumman Corporation
Los Angeles, California

We have made a review, in accordance with standards established by the American Institute of Certified Public
Accountants, of the unaudited interim financial information of Northrop Grumman Corporation and subsidiaries for the periods ended March 31, 2000 and 1999, as indicated in our report dated April 24, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated by reference in Registration Statement Nos. 33-55143, 333-78251,
333-85633, and 333-02453 on Form S-3 and Registration
Statement Nos. 33-28797 and 333-02653 on Form S-4.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP
Los Angeles, California