Form 10-Q
period 2000-06-30
NORTHROP GRUMMAN CORP
filed 2000-08-11
CIK 72945

Northrop Grumman Corporation and Subsidiaries


                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.   20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                 or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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



Common Stock outstanding as of August 8, 2000  69,932,751 shares

                        Northrop Grumman Corporation and Subsidiaries


Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION


                                                          June 30, December 31,
Dollars in millions                                             2000       1999
-------------------------------------------------------------------------------

Assets:
Cash and cash equivalents                                    $    97    $   142
Accounts receivable, net of progress payments of
  $1,968 in 2000 and $1,714 in 1999                            1,341      1,402
Inventoried costs, net of progress payments of
  $556 in 2000 and $521 in 1999                                  627      1,190
Deferred income taxes                                             21         23
Prepaid expenses                                                  36         36
Net current assets of discontinued operations                    740
-------------------------------------------------------------------------------
Total current assets                                           2,862      2,793
-------------------------------------------------------------------------------

Property, plant and equipment                                  2,349      2,895
Accumulated depreciation                                      (1,396)    (1,655)
-------------------------------------------------------------------------------
                                                                 953      1,240
-------------------------------------------------------------------------------

Goodwill, net of accumulated amortization of $472 in 2000
  and $441 in 1999                                             3,322      3,469
Other purchased intangibles, net of accumulated amortization
  of $421 in 2000 and $388 in 1999                               678        761
Prepaid pension cost, intangible pension asset
  and benefit trust fund                                       1,174        946
Assets available for sale                                         26         26
Investments in and advances to affiliates and sundry assets       49         50
-------------------------------------------------------------------------------
                                                               5,249      5,252
-------------------------------------------------------------------------------
                                                              $9,064     $9,285
===============================================================================



                              Northrop Grumman Corporation and Subsidiaries


                                                      June 30, December 31,
Dollars in millions                                         2000       1999
---------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Notes payable to banks                                   $    12    $    25
Current portion of long-term debt                            200        200
Trade accounts payable                                       449        490
Accrued employees' compensation                              330        366
Advances on contracts                                        319        316
Income taxes payable including deferred income taxes
  of $569 in 2000 and $550 in 1999                           649        608
Other current liabilities                                    445        459
---------------------------------------------------------------------------
Total current liabilities                                  2,404      2,464
---------------------------------------------------------------------------

Long-term debt                                             1,750      2,000
Accrued retiree benefits                                   1,089      1,458
Other long-term liabilities                                   39         42
Deferred income taxes                                        219         64
Paid-in capital
 Preferred stock, 10,000,000 shares
   authorized; none issued
 Common stock, 200,000,000 shares
   authorized; issued and outstanding:
        2000 - 69,908,605; 1999 - 69,719,164               1,039      1,028
Retained earnings                                          2,543      2,248
Accumulated other comprehensive loss                         (19)       (19)
---------------------------------------------------------------------------
                                                           3,563      3,257
---------------------------------------------------------------------------
                                                         $ 9,064    $ 9,285
===========================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                        Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

                                                    Three months ended    Six months ended
                                                    June 30,                      June 30,
Dollars in millions, except per share                   2000      1999      2000      1999
------------------------------------------------------------------------------------------

Net sales                                             $1,856    $1,921    $3,658    $3,631
Cost of sales
  Operating costs                                      1,319     1,471     2,621     2,768
  Administrative and general expenses                    220       196       433       406
------------------------------------------------------------------------------------------
Operating margin                                         317       254       604       457
Interest expense                                         (46)      (54)      (92)     (109)
Other, net                                                 2       (4)         4
------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes and cumulative
   effect of accounting change                           273       196       516       348
Federal and foreign income taxes                          98        73       185       129
------------------------------------------------------------------------------------------
Income from continuing operations before
  cumulative effect of accounting change                 175       123       331       219
Income(loss) from discontinued operations,
   net of tax                                             18       (10)       35        (2)
Loss on disposal of discontinued operations,
net of income tax expense of $77                         (15)                (15)
------------------------------------------------------------------------------------------
Net income before cumulative effect
  of accounting change                                   178       113       351       217
Cumulative effect of change in accounting for
  start-up costs, net of income tax
    benefit of $11 in 1999                                                             (16)
------------------------------------------------------------------------------------------
Net income                                            $  178    $  113    $  351    $  201
==========================================================================================

Weighted average shares outstanding,
   in millions                                          69.9      68.6      69.8      68.7
==========================================================================================

Basic earnings per share
     Continuing operations                            $ 2.50    $ 1.79    $ 4.74    $ 3.19
     Discontinued operations                             .26      (.14)      .50      (.03)
     Disposal of discontinued operations                (.21)               (.21)
------------------------------------------------------------------------------------------
     Before cumulative effect of accounting change      2.55      1.65      5.03      3.16
     Accounting change                                                                (.24)
------------------------------------------------------------------------------------------
Basic earnings per share                              $ 2.55    $ 1.65    $ 5.03    $ 2.92
==========================================================================================

Diluted earnings per share
    Continuing operations                             $ 2.50    $ 1.78    $ 4.73    $ 3.16
    Discontinued operations                              .26      (.14)      .50      (.03)
    Disposal of discontinued operations                 (.21)               (.21)
------------------------------------------------------------------------------------------
    Before cumulative effect of accounting change       2.55      1.64      5.02      3.13
    Accounting change                                                                 (.24)
------------------------------------------------------------------------------------------
Diluted earnings per share                            $ 2.55    $ 1.64    $ 5.02    $ 2.89
==========================================================================================
Dividends per share                                   $  .40    $  .40    $  .80    $  .80
==========================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                        Northrop Grumman Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY




                                         Six months ended June 30,
Dollars in millions                                2000       1999
------------------------------------------------------------------

Paid-in Capital
At beginning of year                             $1,028     $  989
Stock issued in purchase of business                            30
Employee stock awards and options exercised          11          5
------------------------------------------------------------------
                                                  1,039      1,024
------------------------------------------------------------------

Retained Earnings
At beginning of year                              2,248      1,892
Net income                                          351        201
Cash dividends                                      (56)       (55)
------------------------------------------------------------------
                                                  2,543      2,038
------------------------------------------------------------------
Accumulated Other Comprehensive Loss                (19)       (31)
------------------------------------------------------------------

Total shareholders' equity                       $3,563     $3,031
==================================================================





The accompanying notes are an integral part of these consolidated financial statements.

                        Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS



                                                    Six months ended June 30,
Dollars in millions                                          2000        1999
-----------------------------------------------------------------------------
Operating Activities
Sources of Cash
Cash received from customers
Progress payments                                          $  706      $  947
Other collections                                           3,667       3,475
Income tax refunds received                                     8          23
Interest received                                               3           1
Other cash receipts                                             2           5
-----------------------------------------------------------------------------
Cash provided by operating activities                       4,386       4,451
-----------------------------------------------------------------------------
Uses of Cash
Cash paid to suppliers and employees                        3,861       3,900
Interest paid                                                  88         106
Income taxes paid                                              36          59
Other cash disbursements                                                    8
-----------------------------------------------------------------------------
Cash used in operating activities                           3,985       4,073
-----------------------------------------------------------------------------
Net cash provided by operating activities                     401         378
-----------------------------------------------------------------------------
Investing Activities
Additions to property, plant and equipment                    (85)        (72)
Payment for businesses purchased                              (42)        (97)
Proceeds from sale of property, plant and equipment             6          16
Other investing activities                                    (11)
-----------------------------------------------------------------------------
Net cash used in investing activities                        (132)       (153)
-----------------------------------------------------------------------------
Financing Activities
Borrowings under lines of credit                                           23
Repayment of borrowings under lines of credit                (163)        (53)
Principal payments of long-term debt                         (100)       (100)
Proceeds from issuance of stock                                 5           3
Dividends paid                                                (56)        (55)
-----------------------------------------------------------------------------
Net cash used in financing activities                        (314)       (182)
-----------------------------------------------------------------------------
(Decrease)increase in cash and cash equivalents               (45)         43
Cash and cash equivalents balance at beginning of period      142          44
-----------------------------------------------------------------------------
Cash and cash equivalents balance at end of period         $   97      $   87
=============================================================================


                        Northrop Grumman Corporation and Subsidiaries




                                                      Six months ended June 30,
Dollars in millions                                             2000       1999
-------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities
Net income                                                    $  351    $   201
Adjustments to reconcile net income to net cash provided
   Depreciation                                                   90         98
   Amortization of intangible assets                             104         95
   Common stock issued to employees                                6
   Loss on disposal of discontinued operations                    15
   Loss(gain) on disposals of property, plant and equipment        3          1
   Retiree benefits income                                      (267)      (114)
Decrease(increase) in
   Accounts receivable                                          (287)       (82)
   Inventoried costs                                            (180)       (57)
   Prepaid expenses                                                          12
   Increase(decrease) in
   Progress payments                                             437        206
   Accounts payable and accruals                                  (2)       (27)
   Provisions for contract losses                                (30)        11
   Deferred income taxes                                         176        112
   Income taxes payable                                           23          6
   Retiree benefits                                              (44)       (91)
Other transactions                                                 6          7
--------------------------------------------------------------------------------
Net cash provided by operating activities                     $  401     $  378
================================================================================
Noncash Investing Activities:
Purchase of businesses
 Assets acquired                                              $   49     $  156
 Cash paid                                                       (36)       (97)
 Stock issued                                                               (30)
--------------------------------------------------------------------------------
 Liabilities assumed                                          $   13     $   29
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                                 I-6

                        Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION



                                       Three months ended       Six months ended
                                                 June 30,               June 30,
Dollars in millions                        2000      1999         2000     1999
-------------------------------------------------------------------------------
Net Sales
Integrated Systems                       $  809    $  939       $1,665   $1,730
Electronic Sensors & Systems                664       659        1,265    1,274
Logicon                                     425       365          803      718
Intersegment sales                          (42)      (42)         (75)     (91)
-------------------------------------------------------------------------------
                                         $1,856    $1,921       $3,658   $3,631
===============================================================================
Operating Margin
Integrated Systems                       $  113    $  110       $  213   $  180
Electronic Sensors & Systems                 48        54           82       99
Logicon                                      33        21           64       40
-------------------------------------------------------------------------------
Total                                       194       185          359      319

Other items included in operating margin:
Corporate expenses                           (4)       (8)         (11)     (16)
Deferred state tax provision                (13)       (4)         (24)      (9)
Pension income                              140        81          280      163
-------------------------------------------------------------------------------
Operating margin                         $  317    $  254       $  604   $  457
===============================================================================
Contract Acquisitions
Integrated Systems                       $  531    $  488       $  993   $1,546
Electronic Sensors & Systems              1,644       954        2,239    1,529
Logicon                                     371       317          808      726
Intersegment acquisitions                   (68)      (24)        (103)     (53)
-------------------------------------------------------------------------------
                                         $ 2,478   $1,735       $3,937   $3,748
===============================================================================
Funded Order Backlog
Integrated Systems                                              $3,779   $4,715
Electronic Sensors & Systems                                     4,498    3,374
Logicon                                                            614      574
Intersegment backlog                                              (113)    (131)
-------------------------------------------------------------------------------
                                                                $8,778   $8,532
===============================================================================


                        Northrop Grumman Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS


Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.
They do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. They do, however, in the opinion of management, include all adjustments necessary for a fair statement of the results for the periods presented. The financial statements should be read in conjunction with the Notes and Independent Auditors' Report contained in the company's 1999 consolidated financial statements as restated for discontinued operations and filed on Form 8-K.

Discontinued Operations
Effective July 24, 2000, the company completed the sale of its commercial aerostructures (Aerostructures) business to The Carlyle
Group, pursuant to an Asset Purchase Agreement dated as of June 9, 2000 between Northrop Grumman and Vought Aircraft Industries, Inc., an entity owned by The Carlyle Group. Aerostructures is a major producer of commercial and military aircraft subassemblies, the majority of which are sold to The Boeing Company and, for military contracts, ultimately to the U. S. Government. The purchase price was composed of $667.7 million in cash and a promissory note for $175 million, maturing in nine years, with interest payable in kind for four years and interest payable in kind or cash thereafter. The proceeds were received and recorded in the third quarter of 2000. An estimated loss on the sale of $15 million was recorded in the second quarter of 2000.
The loss includes the estimated effect of the settlement and curtailment of various pension and other post-retirement benefit plans, as well as the write-off of goodwill. The amount of the loss may be adjusted in the third quarter of 2000, pending the final determination of these and other amounts.
     The company's Consolidated Statements of Income and related footnote disclosures have been restated to reflect Aerostructures as discontinued operations for all periods presented. Operating results of the discontinued Aerostructures business are as follows:





                                          Three months ended      Six months ended
                                                    June 30,              June 30,
$ in millions                                 2000      1999         2000     1999
----------------------------------------------------------------------------------
Net Sales                                   $  291    $  353      $  569    $  736
==================================================================================

Income before income taxes                  $   28    $  (15)     $   55    $   (3)
Federal and foreign income taxes                10        (5)         20        (1)
----------------------------------------------------------------------------------
Income(loss) from discontinued operations   $   18    $  (10)     $   35    $   (2)
==================================================================================

                                 I-8

                        Northrop Grumman Corporation and Subsidiaries


     Aerostructures net assets as of June 30, 2000, are classified as "Net current assets of discontinued operations". The balance sheet as of December 31, 1999, and Cash Flows Statements for all periods presented have not been restated. The net assets of Aerostructures at June 30, 2000 were as follows:



                                                 ($ in millions)
Accounts receivable                                      $  104
Inventoried costs                                           591
Other current assets                                          2
Property, plant and equipment, net                          276
Goodwill                                                    124
Other purchased intangibles                                  35
Prepaid pension costs                                        92
Other assets                                                  1
Trade accounts payable                                      (29)
Accrued employees' compensation                             (35)
Other current liabilities                                   (46)
Accrued retiree benefits                                   (374)
Other long-term liabilities                                  (1)
---------------------------------------------------------------
Net current assets of discontinued operations            $  740
===============================================================



                        Northrop Grumman Corporation and Subsidiaries


Earnings per Share
Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period, after giving recognition to stock splits and stock dividends.
Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans.



   Basic and diluted earnings per share are calculated as follows:




                                                        Three months ended    Six months ended
                                                                  June 30,            June 30,
(in millions, except per share)                             2000      1999      2000      1999
----------------------------------------------------------------------------------------------
Basic Earnings Per Share
Income from continuing operations                         $  175   $   123    $  331    $  219
Weighted-average common shares outstanding                  70.0      68.6      69.8      68.7
Basic earnings per share from continuing operations       $ 2.50    $ 1.79    $ 4.74    $ 3.19

Diluted earnings per share
Income from continuing operations                         $  175    $  123    $  331    $  219
Weighted-average common shares outstanding                  70.0      68.6      69.8      68.7
Dilutive effect of stock options and awards                   .1        .5        .2        .7
----------------------------------------------------------------------------------------------
Weighted-average diluted shares outstanding                 70.1      69.1      70.0      69.4
==============================================================================================
Diluted earnings per share from continuing operations     $ 2.50    $ 1.78    $ 4.73    $ 3.16



                        Northrop Grumman Corporation and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF THE COMPANY'S FINANCIAL
        CONDITION AND THE RESULTS OF OPERATIONS




Effective July 24, 2000, the company completed the sale of its commercial aerostructures (Aerostructures) business to The Carlyle Group. Aerostructures is a major producer of commercial and military aircraft subassemblies, the majority of which are sold to The Boeing Company and, for military contracts, ultimately to the U.S. Government. The company's Consolidated Condensed Statements of Operations and Selected Industry Segment Information have been restated to reflect Aerostructures as discontinued operations for all periods presented.
     Sales were 3 percent lower in the second quarter and essentially unchanged in the first half of 2000 versus the same periods, respectively, of 1999. Both the second quarter and six-month periods reflect lower sales in the Integrated Systems (ISS) segment, flat sales in the Electronic Sensors and Systems (ESS) segment, and increased sales in the Information Technology (Logicon) segment.
     ISS sales were 14 percent lower in the second quarter and 4 percent lower in the first half of 2000 versus the same periods, respectively, of 1999, primarily due to decreased Air Combat Systems
(ACS) sales. Increased sales of the F/A-18E/F, as this program transitions from the development phase in early 1999 to the current production phases, were more than offset by lower B-2 and F/A-18C/D sales.
     ESS sales for the second quarter and first six months of 2000 were virtually unchanged from the same periods last year. Increased sales in the Aerospace Electronic Systems business area in the second quarter and first six months reflect higher land combat systems sales. The decrease in Command, Control, Communications, Intelligence and Naval Systems (C3I&N) business area sales is primarily attributable to lower air defense and air traffic control radar systems sales for international customers. Increased automation and information systems sales are the main cause for the improvement in the "Other" business area.
     Logicon sales were 16 percent higher in the second quarter and 12 percent higher in the first half of 2000 versus the same periods a year ago, largely attributable to growth in the Government Information Technology business area.

                        Northrop Grumman Corporation and Subsidiaries

     Sales by business area and units delivered were:


                                                                   Three months ended    Six months ended
                                                                             June 30,            June 30,
$ in millions                                                         2000       1999      2000      1999
---------------------------------------------------------------------------------------------------------
Integrated Systems
   Air Combat Systems (ACS)                                         $  450     $  544    $  952    $  995
   Airborne Early Warning and Electronic Warfare (AEW/EW)              196        218       379       410
   Airborne Ground Surveillance and Battle Management (AGS/BM)         170        188       346       349
   Intrasegment Eliminations                                            (7)       (11)      (12)     (24)
---------------------------------------------------------------------------------------------------------
                                                                       809        939     1,665     1,730
---------------------------------------------------------------------------------------------------------
Electronic Sensors & Systems
   Aerospace Electronic Systems                                        291        257       548       511
   Command, Control, Communications,
   Intelligence and Naval Systems (C3I&N)                              184        218       361       432
   Defensive Electronic Systems                                        107        124       203       235
   Other                                                                82         60       153        96
---------------------------------------------------------------------------------------------------------
                                                                       664        659     1,265     1,274
---------------------------------------------------------------------------------------------------------

Logicon
   Government Information Technology                                   301        248       554       489
   Technology Services                                                  92         85       184       168
   Commercial Information Technology                                    32         32        65        61
---------------------------------------------------------------------------------------------------------
                                                                       425        365       803       718
---------------------------------------------------------------------------------------------------------

Intersegment eliminations                                              (42)       (42)      (75)      (91)
---------------------------------------------------------------------------------------------------------
   Total sales                                                      $1,856     $1,921    $3,658    $3,631
=========================================================================================================

Units
---------------------------------------------------------------------------------------------------------
     B-2                                                                 2          1         3         2
     F/A-18 C/D                                                          0          7         0        16
     F/A-18 E/F                                                          7          3        14         3
---------------------------------------------------------------------------------------------------------




                        Northrop Grumman Corporation and Subsidiaries


     ISS operating margin in the second quarter of 2000 was $113 million, up from the $110 million reported in the second quarter of 1999. ISS results reflect delivery of the last two B-2's under the production contract compared with one in the second quarter of 1999, improved Joint STARS operating margin, and an $8 million upward cumulative margin rate adjustment on the F/A-18E/F program. Last year's second quarter results included upward cumulative margin rate adjustments of $36 million on the B-2 contract and $11 million on the
F/A-18E/F.   For the first six months of 2000, ISS operating margin
was $213 million as compared with $180 million reported for the same period of 1999. ISS first half results reflect delivery of three B-2's compared with two in the first half of 1999, improved Joint STARS operating margin, and upward cumulative margin rate adjustments on the F/A-18E/F program totaling $16 million.
     ESS reported operating margin of $48 million for the second quarter of 2000 and $82 million for the first half of the year, as compared with $54 million and $99 million, respectively, for the same periods a year ago. Improved margin in the Defensive Electronic Systems business area was more than offset by a reduction in pension-related margin. Most of this pension-related operating margin was eliminated with the merger of three of the company's pension plans into one, beginning in the third quarter of 1999.
     Logicon's operating margin in the second quarter and first half periods of 2000 was $33 million and $64 million, respectively, significantly higher than the $21 million and $40 million reported in the same periods a year ago. The increases are attributable in part to increased sales volume and improved performance. Logicon also benefited from replacing several defined-contribution employee benefit plans with a defined-benefit type pension plan in the first quarter of 2000. While the total cash contributions remain the same, the cost is now included in net pension income, in accordance with company policy. As a result, the company's pension income is lower than it otherwise would have been and Logicon's reported operating margin is higher by $5 million for the second quarter and $10 million for the first half of the year, with an additional $5 million of cash contributions expected to be made in each of the remaining quarters of this year.
     Operating margin includes pension income of $140 million for the second quarter and $280 million for the first six months of 2000 as compared with $81 million and $163 million for the same periods of 1999. Pension income for the second half of 2000 will be adjusted to give effect to final actuarial calculations incorporating the Aerostructures disposition.
     Interest expense was $46 million for the second quarter and $92 million for the first half of 2000, down from the $54 million and $109 million, respectively, reported in the same periods last year. The decreases resulted principally from a lower average level of borrowings in the first half of 2000 compared with the first half of 1999.
     The company's effective federal income tax rate was 36 percent for the first six months of 2000 compared with 37 percent for the same period in 1999.

                        Northrop Grumman Corporation and Subsidiaries


     Aerostructures income from discontinued operations was $18 million for the second quarter and $35 million for the first six months of 2000 as compared with losses of $10 million and $2 million for the same periods of 1999. Included in these amounts are related pretax pension income of $10 million for the second quarter and $20 million for the first six months of 2000 as compared with $3 million and $4 million for the same periods of 1999.
      The estimated loss on the sale of the Aerostructures business of $15 million, net of tax, is recorded in the second quarter of 2000. The loss includes the estimated effect of the settlement and curtailment of various pension and other post-retirement benefit plans, as well as the write-off of goodwill. The amount of the loss may be adjusted in the third quarter of 2000, pending the final determination of these and other amounts. The proceeds from the sale, $667.7 million in cash and a promissory note for $175 million, was received and recorded in the third quarter of 2000. The proceeds will be used for repayment of debt and general corporate purposes, including potential strategic acquisitions..
     Due to the sale of Aerostructures, ISS, formerly the Integrated
Systems and Aerostructures sector, will move its headquarters to a new location in the Dallas metropolitan area. The current estimate for nonrecurring ISS relocation and realignment costs is approximately $20 million, most of which will occur in the second half of 2000.
     The Securities and Exchange Commission recently issued Staff
Accounting Bulletin (SAB) No. 101 Revenue Recognition in
Financial Statements. Since substantially all of the company's revenue is recognized in compliance with Statement of Position (SOP) No. 81-1 Accounting for Performancce of
Construction-Type and Certain Production-Type Contracts and
SOP No. 97-2 Software Revenue Recognition, implementation of
SAB No. 101 has no material effect on the company's results of operations or financial position
     Effective January 1, 1999, the company adopted the new accounting standard, SOP 98-5 - Reporting on the Costs of Start-Up
Activities, which requires that certain costs that previously had been deferred be expensed and reported as a cumulative effect of a change in accounting principle. In 1999, the company reported a $16 million after-tax charge, or $.24 per share, to write off the previously deferred start-up costs. All such costs incurred after January 1, 1999, are expensed as incurred.
     During the first half of 2000, $401 million of cash was generated by operations versus the $378 million generated in the same period last year. The improvement reflects lower pension plan contributions as a result of the July 1999 pension plan merger. For the remainder of 2000, cash generated from operating activities, supplemented by borrowings under the credit agreement, are expected to be more than sufficient to service debt, finance capital expenditures, and continue paying dividends to the shareholders. The company's liquidity and financial flexibility will continue to be provided by cash flow generated by operating activities, supplemented by the unused borrowing capacity available under the company's credit agreement and other short-term credit facilities.

Forward-Looking Information
Certain statements and assumptions in Management's Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q contain or are based on "forward-looking" information (that the company believes to be within the definition in the Private Securities Litigation and Reform Act of 1995) that involves risk and uncertainties, including statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments, planned dispositions and the dispositon of Aerostructures. The company's operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon factors, including, without limitation, the company's successful performance of internal plans; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in both the defense and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support; as well as other economic, political and technological risks and uncertainties.

                        Northrop Grumman Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risks The company has fixed-rate long-term debt obligations, most of which are not callable until maturity. The company also has financial instruments that are subject to interest rate risk, principally variable-rate short-term debt outstanding under the Credit Agreement. The company may enter into interest rate swap agreements to offset the variable-rate characteristics of these loans. At June 30, 2000, no interest rate swap agreements were in effect.
     Only a small portion of the company's transactions are contracted in foreign currencies. The company does not consider the market risk exposure relating to foreign currency exchange to be material.

                        Northrop Grumman Corporation and Subsidiaries


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Northrop Grumman Corporation
Los Angeles, California

We have reviewed the accompanying consolidated condensed statements of financial position of Northrop Grumman Corporation and Subsidiaries as of June 30, 2000, and the related consolidated condensed statements of operations for the three- and six-month periods ending June 30, 2000 and 1999, and the related consolidated condensed statements of changes in shareholders' equity and cash flows for the six-month periods ending June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.
     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such and opinion.
     Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Northrop Grumman Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2000, except for discontinued operations footnote, as to which the date is July 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December
31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Los Angeles, California
July 24, 2000

                        Northrop Grumman Corporation and Subsidiaries

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings



Fanni and related cases
     Five shareholder class action lawsuits, making similar allegations, were filed between July and September, 1998 in the United States District Court for the Central District of California against the company, its directors, and certain of its officers. Three of these lawsuits, respectively encaptioned Fanni v. Northrop Grumman Corp., et al., Schnee v. Northrop Grumman Corp., et al., and Florida State Board of Admin. v. Northrop Grumman Corp., et al. allege that defendants issued misleading proxy materials in connection with the proposed acquisition of the company by Lockheed Martin Corporation, in violation of the federal securities laws. These actions were later consolidated and seek unspecified damages on behalf of a class of shareholders related to the accelerated vesting of stock incentive plans upon the shareholder vote to approve the merger. Plaintiffs filed an appeal from the Court's April, 2000, order that dismissed these actions with prejudice. The other lawsuits, respectively encaptioned Burroughs v. Northrop Grumman Corp., et al., and Miller, et al. v. Northrop Grumman Corp., et al., were also consolidated and allege that defendants disseminated misleading information in connection with the proposed acquisition, in violation of the federal securities laws, thereby artificially inflating the market price of the company's common stock. These actions seek unspecified damages for a class of shareholders who purchased Northrop Grumman stock between July 3, 1997 and March 9, 1998. On April 11, 2000, the Court entered an order dismissing these actions without prejudice. Plaintiffs filed an amended complaint on June 30, 2000. The company and the individual defendants deny the allegations made in these actions and intend to defend the actions vigorously.

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

                        Northrop Grumman Corporation and Subsidiaries


Item 4.  Submission of Matters to a Vote of Security Holders




(a)  Annual Meeting -

     The annual meeting of stockholders of Northrop Grumman Corporation was held May 17, 2000.

(b)  Election of Directors -

          The following Class III Director nominees were elected at the annual meeting:


               John T. Chain, Jr.
               Vic Fazio
               Kent Kresa

          The Directors whose terms of office continue are:


               Jack R. Borsting
               Phillip Frost
               Robert A. Lutz
               Aulana L. Peters
               John E. Robson
               Richard M. Rosenberg
               John Brooks Slaughter
               Richard J. Stegemeier

(c) The matters voted upon at the meeting and the results of each vote are as follows:


                                  Votes                 Votes
     Directors:                     For                Withheld
                              -------------         -------------
     John T. Chain, Jr.         56,204,062            1,747,427
     Vic Fazio                  56,122,692            1,828,797
     Kent Kresa                 56,148,408            1,803,081

                        Northrop Grumman Corporation and Subsidiaries


                              Votes         Votes          Votes           Broker
                              For          Against       Abstaining       Non-Votes
                          ----------       -------       ----------       ---------
Ratification of the       57,080,712       542,228         328,549               0
appointment of
Deloitte & Touche
LLP as the Company's
 independent auditors


Shareholder Proposal       3,412,543    47,314,901       2,886,917       4,337,128
regarding foreign
offset commitments






                        Northrop Grumman Corporation and Subsidiaries


Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

         15 Letter from independent accountants regarding unaudited interim financial information.

         27   Financial Data Schedule


(b)      Reports on Form 8-K
         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000. A report on Form 8-K was filed August 8, 2000 restating the financial statements previously presented in the December 31, 1999 report on Form 10-K and March 31, 2000 report on Form 10-Q to give effect to the sale of Aerostructures.







                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              Northrop Grumman Corporation (Registrant)





Date:    August 11, 2000           by/s/ R. B. Waugh, Jr.
       ------------------          -----------------------------
                                    R. B. Waugh, Jr.
                                    Corporate Vice President and
                                    Chief Financial Officer



Date:     August 11, 2000           by/s/J. H. Mullan
        ------------------          -----------------------------
                                    John H. Mullan
                                    Corporate Vice President and Secretary

                        Northrop Grumman Corporation and Subsidiaries

                            EXHIBIT (15)
            Letter from Independent Accountants Regarding
               Unaudited Interim Financial Information





August 11, 2000


Northrop Grumman Corporation
Los Angeles, California



      We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Northrop Grumman Corporation and subsidiaries for the periods ended June 30, 2000 and 1999, as indicated in our report dated July 24, 2000; because we did not perform an audit, we expressed no opinion on the information.
      We are aware that our report referred to above, which is included in your Quarrterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated by reference in Registration Statement Nos. 33-59815, 33-59853 and 333-68003 on Form S-8, Registration
Statement Nos. 333-78251 and 333-85633 on Form S-3 and Registration Statement No. 333-40862 on Form S-4.
      We also are aware that the aforementioned report, pursuant to Rule 436 (c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.














DELOITTE & TOUCHE LLP
Los Angeles, California