Form 10-Q/A
period 2000-09-30
NORTHROP GRUMMAN CORP
filed 2001-02-08
CIK 72945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Form 10-Q/A for the quarter ended September 30, 2000, is a refiling of the identical data previously filed with the graphic presentation converted to HTML format.

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

Part I. Financial Information
Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS
OF FINANCIAL POSITION

	September 30,	December 31,
Dollars in millions	2000	1999

Assets:
Cash and cash equivalents	$ 753	$ 142
Accounts receivable, net of progress payments of
$2,156 in 2000 and $1,714 in 1999	1,292	1,402
Inventoried costs, net of progress payments of
$597 in 2000 and $521 in 1999	603	1,190
Deferred income taxes	14	23
Prepaid expenses	47	36

Total current assets	2,709	2,793

Property, plant and equipment	2,298	2,895
Accumulated depreciation	(1,335)	(1,655)

	963	1,240

Goodwill, net of accumulated amortization of $499 in 2000
and $441 in 1999	3,480	3,469
Other purchased intangibles, net of accumulated amortization
of $444 in 2000 and $388 in 1999	654	761
Prepaid pension cost, intangible pension asset and benefit trust fund	1,321	946
Assets available for sale	23	26
Investments in and advances to affiliates and sundry assets	204	50

	5,682	5,252

	$ 9,354	$ 9,285

Northrop Grumman Corporation and Subsidiaries

	September 30,	December 31,
Dollars in millions	2000	1999

Liabilities and Shareholders' Equity:
Notes payable to banks	$ 5	$ 25
Current portion of long-term debt	210	200
Trade accounts payable	364	490
Accrued employees' compensation	341	366
Advances on contracts	412	316
Income taxes payable including deferred income taxes
of $568 in 2000 and $550 in 1999	652	608
Other current liabilities	454	459

Total current liabilities	2,438	2,464

Long-term debt	1,605	2,000
Accrued retiree benefits	1,095	1,458
Other long-term liabilities	44	42
Deferred income taxes	367	64
Paid-in capital
Preferred stock, 10,000,000 shares authorized; none issued
Common stock, 200,000,000 shares authorized; issued and outstanding:
2000 - 71,725,672; 1999 - 69,719,164	1,177	1,028
Retained earnings	2,647	2,248
Accumulated other comprehensive loss	(19)	(19)

	3,805	3,257

	$ 9,354	$ 9,285

The accompanying notes are an integral part of these consolidated financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in millions, except per share	2000	1999	2000	1999

Net sales	$ 1,731	$ 1,805	$ 5,389	$ 5,436
Cost of sales
Operating costs	1,278	1,327	3,899	4,035
Administrative and general expenses	211	236	644	702

Operating margin	242	242	846	699
Interest expense	(43)	(64)	(135)	(173)
Other, net	41	4	45	4

Income from continuing operations before income taxes
and cumulative effect of accounting change	240	182	756	530
Federal and foreign income taxes	90	66	275	195

Income from continuing operations before
cumulative effect of accounting change	150	116	481	335
Income from discontinued operations, net of tax	4	12	39	10
Loss on disposal of discontinued operations,
net of income tax expense of $61	(22)	-	(37)	-

Net income before cumulative effect of accounting change	132	128	483	345
Cumulative effect of change in accounting for
start-up costs, net of income tax benefit of $11 in 1999	-	-	-	(16)

Net income	$ 132	$ 128	$ 483	$ 329

Weighted average shares outstanding, in millions	70.8	69.4	70.1	69.1

Basic earnings per share
Continuing operations	$ 2.12	$ 1.68	$ 6.86	$ 4.85
Discontinued operations	.06	.16	.56	.15
Disposal of discontinued operations	(.31)		(.53)	-

Before cumulative effect of accounting change	1.87	1.84	6.89	5.00
Accounting change				(.24)

Basic earnings per share	$ 1.87	$ 1.84	$ 6.89	$ 4.76

Diluted earnings per share
Continuing operations	$ 2.11	$ 1.66	$ 6.84	$ 4.82
Discontinued operations	.06	.17	.55	.15
Disposal of discontinued operations	(.31)		(.52)

Before cumulative effect of accounting change	1.86	1.83	6.87	4.97
Accounting change	-	-	-	(.24)

Diluted earnings per share	$ 1.86	$ 1.83	$ 6.87	$ 4.73

Dividends per share	$ .40	$ .40	$ 1.20	$ 1.20

The accompanying notes are an integral part of these consolidated financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY

Nine months ended September 30,
Dollars in millions	2000	1999

Paid-in Capital
At beginning of year	$ 1,028	$ 989
Stock issued in purchase of business	127	30
Employee stock awards and options exercised	8	9

	1,177	1,028

Retained Earnings
At beginning of year	2,248	1,892
Net income	483	329
Cash dividends	(84)	(83)

	2,647	2,138

Accumulated Other Comprehensive Loss	(19)	(31)

Total shareholders' equity	$ 3,805	$ 3,135

The accompanying notes are an integral part of these consolidated financial statements.

Northrop Grumman Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOWS

	Nine months ended September 30,
Dollars in millions	2000	1999

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$ 1,088	$ 1,297
Other collections	5,276	5,326
Income tax refunds received	13	69
Interest received	17	2
Other cash receipts	8	6

Cash provided by operating activities	6,402	6,700

Uses of Cash
Cash paid to suppliers and employees	5,624	5,812
Interest paid	134	166
Income taxes paid	47	80
Other cash disbursements	1	9

Cash used in operating activities	5,806	6,067

Net cash provided by operating activities	596	633

Investing Activities
Proceeds from sale of business	668
Additions to property, plant and equipment	(152)	(119)
Payment for businesses purchased	(42)	(241)
Proceeds from sale of property, plant and equipment	23	28
Other investing activities	(6)

Net cash provided by(used in) investing activities	491	(332)

Financing Activities
Borrowings under lines of credit		23
Repayment of borrowings under lines of credit	(119)	(105)
Principal payments of long-term debt	(286)	(150)
Proceeds from issuance of stock	13	7
Dividends paid	(84)	(83)

Net cash used in financing activities	(476)	(308)

Increase(decrease) in cash and cash equivalents	611	(7)
Cash and cash equivalents balance at beginning of period	142	44

Cash and cash equivalents balance at end of period	$ 753	$ 37

Northrop Grumman Corporation and Subsidiaries

Nine months ended September 30,
Dollars in millions	2000	1999

Reconciliation of Net Income to Net Cash
Provided by Operating Activities
Net income	$ 483	$ 329
Adjustments to reconcile net income to net cash provided
Depreciation	132	144
Amortization of intangible assets	149	144
Common stock issued to employees	7
Loss on disposal of discontinued operations	37
Loss(gain) on disposals of property, plant and equipment	(6)	9
Retiree benefits income	(389)	(181)
Decrease(increase) in
Accounts receivable	(446)	177
Inventoried costs	(185)	(87)
Prepaid expenses	(41)	41
Increase(decrease) in
Progress payments	658	70
Accounts payable and accruals	(89)	(143)
Provisions for contract losses	(8)	27
Deferred income taxes	330	184
Income taxes payable	26	14
Retiree benefits	(67)	(107)
Other transactions	5	12

Net cash provided by operating activities	$ 596	$ 633

Noncash Investing Activities:
Note received from sale of business, net of discount	$ 149	$

Purchase of businesses
Assets acquired	280	336
Cash paid	(36)	(241)
Stock issued	(127)	(30)

Liabilities assumed	$ 117	$ 65

The accompanying notes are an integral part of these consolidated financial statements

Northrop Grumman Corporation and Subsidiaries

SELECTED INDUSTRY SEGMENT INFORMATION

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in millions	2000	1999	2000	1999

Net Sales
Integrated Systems	$ 706	$ 844	$ 2,371	$ 2,574
Electronic Sensors & Systems	688	626	1,953	1,900
Logicon	377	376	1,180	1,094
Intersegment sales	(40)	(41)	(115)	(132)

	$ 1,731	$ 1,805	$ 5,389	$ 5,436

Operating Margin
Integrated Systems	$ 51	$ 104	$ 264	$ 284
Electronic Sensors & Systems	44	39	126	138
Logicon	29	23	93	63

Total	124	166	483	485
Other items included in operating margin:
Corporate expenses	(5)	(8)	(16)	(24)
Deferred state tax provision	(7)	(5)	(31)	(14)
Pension income	130	89	410	252

Operating margin	$ 242	$ 242	$ 846	$ 699

Contract Acquisitions
Integrated Systems	$ 702	$ 625	$ 1,695	$ 2 ,171
Electronic Sensors & Systems	1,020	478	3,259	2,007
Logicon	336	277	1,144	1,003
Intersegment acquisitions	(25)	(38)	(128)	(91)

	$ 2,033	$ 1,342	$ 5,970	$ 5,090

Funded Order Backlog
Integrated Systems			$ 3,775	$ 4,496
Electronic Sensors & Systems			4,830	3,226
Logicon			573	475
Intersegment backlog			(98)	(128)

			$ 9,080	$ 8,069

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

The company's Consolidated Statements of Income and related footnote disclosures have been restated to reflect Aerostructures as discontinued operations for all periods presented. The balance sheet as of December 31, 1999, and Cash Flows Statements for all periods presented have not been restated. Operating results of the discontinued Aerostructures business are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2000	1999	2000	1999

Net Sales	$ 100	$ 317	$ 669	$ 1,053

Income before income taxes	$ 6	$ 20	$ 61	$ 17
Federal and foreign income taxes	2	8	22	7

Income from discontinued operations	$ 4	$ 12	$ 39	$ 10

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

Basic and diluted earnings per share are calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per share)	2000	1999	2000	1999

Basic Earnings Per Share
Income from continuing operations	$ 150	$ 116	$ 481	$ 335
Weighted-average common shares outstanding	70.8	69.4	70.1	69.1
Basic earnings per share from continuing operations	$ 2.12	$ 1.68	$ 6.86	$ 4.85

Diluted earnings per share
Income from continuing operations	$ 150	$ 116	$ 481	$ 335
Weighted-average common shares outstanding	70.8	69.4	70.1	69.1
Dilutive effect of stock options and awards	.3	.6	.2	.4

Weighted-average diluted shares outstanding	71.1	70.0	70.3	69.5

Diluted earnings per share from continuing operations	$ 2.11	$ 1.66	$ 6.84	$ 4.82

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

Northrop Grumman Corporation and Subsidiaries

Sales by business area and units delivered were:

Three months ended			Nine months ended
September 30,			September 30,
$ in millions	2000	1999	2000	1999

Integrated Systems
Air Combat Systems (ACS)	$ 379	$ 496	$ 1,331	$ 1,491
Airborne Early Warning and
Electronic Warfare (AEW/EW)	166	206	545	616
Airborne Ground Surveillance and
Battle Management (AGS/BM)	165	153	511	502
Intrasegment Eliminations	(4)	(11)	(16)	(35)

	706	844	2,371	2,574

Electronic Sensors & Systems
Aerospace Electronic Systems	260	261	808	772
Command, Control, Communications,
Intelligence and Naval Systems (C3I&N)	215	180	576	612
Defensive Electronic Systems	117	119	320	354
Other	96	66	249	162

	688	626	1,953	1,900

Logicon
Government Information Technology	234	237	788	726
Technology Services	101	94	285	262
Commercial Information Technology	42	45	107	106

	377	376	1,180	1,094

Intersegment eliminations	(40)	(41)	(115)	(132)

Total sales	$ 1,731	$ 1,805	$ 5,389	$ 5,436

Units

B-2	0	2	3	4
F/A-18 C/D	0	1	0	17
F/A-18 E/F	7	4	21	7

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

Northrop Grumman Corporation (Registrant)

Date: February 8 2001	by/s/ R. B. Waugh, Jr. R. B. Waugh, Jr Corporate Vice President and Chief Financial Officer
Date: February 8, 20001	by/s/J. H. Mullan John H. Mullan Corporate Vice President and Secretary

Northrop Grumman Corporation and Subsidiaries

EXHIBIT (15)

Letter from Independent Accountants Regarding
Unaudited Interim Financial Information

February 8, 2001
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

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000, is incorporated by reference in Registration Statement Nos. 33-59815, 33-59853, 333-68003 and 333-40862-01 on Form S-8, Registration Statement Nos. 333-78251 and 333-85633 on Form S-3 and Registration Statement Nos. 333-40862 and 333-54800 on Form S-4.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Los Angeles, California

II-4