Form 10-K
period 2000-12-31
NORTHROP GRUMMAN CORP
filed 2001-03-01
CIK 72945

3 SECURITIES AND EXCHANGE COMMISSION

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to	Commission file number 1-3229

NORTHROP GRUMMAN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-1055798 (I.R.S. Employer Identification Number)

1840 Century Park East, Los Angeles, California 90067 www.northgrum.com (Address of principal executive offices and internet site)

(310) 553-6262 (Registrant's telephone number, including area code) Securities registered pursuant to section 12(b) of the Act:

Title of each class Common Stock, $1 par value	Name of each exchange on which registered New York Stock Exchange Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of February 19, 2001, 72,126,289 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange) of the Registrant held by nonaffiliates was approximately $6,449 million.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders. Part III

NORTHROP GRUMMAN CORPORATION

PART I

Item 1.  Business

Northrop Corporation was incorporated in Delaware in 1985. In 1994 the company purchased the outstanding common stock of Grumman Corporation and, effective May 18, 1994, Northrop Corporation was renamed Northrop Grumman Corporation. Northrop Grumman is an advanced technology company organized to operate in three sectors of the broadly defined defense industry: Integrated Systems Sector (ISS), Electronic Sensors and Systems Sector (ES3), and Information Technology (Logicon). ISS includes the design, development and manufacturing of aircraft and aircraft subassemblies. ES3 includes the design, development, manufacturing and integration of electronic systems and components for military and commercial use. Logicon includes the design, development, operation and support of computer systems for defense, scientific and management information.

On December 21, 2000, the Company and Litton Industries, Inc. jointly announced that they had entered into a definitive merger agreement to acquire Litton through a cash tender offer followed by a merger for cash consideration of $80 per common share and $35 per preferred share, or approximately $3.9 billion, plus the assumption of approximately $1.3 billion in Litton net debt.

On January 24, 2001, the transaction was amended to provide for the formation of a new Delaware holding company, NNG, Inc., and an exchange offer in which Litton common stockholders would be entitled to receive for each Litton common share $80 per share in cash, the equivalent of $80.25 in common stock of the new holding company, or the equivalent of $80 in liquidation value of a new preferred stock of the new holding company. Under the terms of the merger agreement, the new holding company cannot issue more than 13,000,000 shares of its common stock nor more than 3,500,000 shares of its new preferred stock in the exchange offer. Therefore, election by Litton stockholders to receive the new holding company's common stock and preferred stock may be subject to proration. Holders of Litton preferred stock may exchange their Litton preferred stock only for $35 per share in cash. Immediately prior to the closing of the exchange offer for Litton stock, the new holding company would exchange its common shares for all of the outstanding Northrop Grumman common shares on a one-for-one basis, through a merger in which Northrop Grumman would become a subsidiary of the new holding company. Following the purchase of Litton shares pursuant to the exchange offer, a subsidiary of the new holding company will be merged into Litton and the remaining common shareholders of Litton will be entitled to receive $80 per share in cash. Shares of Litton preferred stock that are not purchased in the exchange offer will remain outstanding as preferred shares of Litton. Following consummation of the merger, the new holding company will be renamed Northrop Grumman Corporation and the new holding company's common stock will trade on the New York and Pacific Stock Exchanges and each of Northrop Grumman and Litton will be subsidiaries of the new holding company. Northrop Grumman will change its name to Northrop Grumman Operations Corporation.

NORTHROP GRUMMAN CORPORATION

The obligations of the new holding company to accept shares tendered in the Litton exchange offer is conditioned on among other things: (i) the tender of not less than 25,646,399 shares of Litton common and preferred stock; (ii) the expiration of waiting periods under United States and European Economic Community antitrust regulations; (iii) the effectiveness of the new holding company's registration statement on Form S-4 with respect to the exchange offer; and (iv) the listing of the new holding company's common stock on the New York and Pacific Stock Exchanges.

On February 1, 2001, a new subsidiary of the company, NNG, Inc. filed a registration statement, which details the information concerning the offer, with the Securities and Exchange Commission. This information was distributed to Litton stockholders.  Unitrin Inc., which owns through its subsidiaries approximately 28 percent of Litton's common stock, has agreed to tender all of its Litton common stock and to elect to receive a combination of common and preferred stock in exchange for its holdings. Unitrin has also agreed to elect an option that reduces its pro rata allotment of common stock to give priority to other Litton shareholders electing common stock. Subject to the completion of the pending reviews of the company's filings with the appropriate agencies of the United States under the Hart-Scott-Rodino Act and of the European Union, the acquisition is expected to be completed in the first quarter 2001. It will be accounted for using the purchase method of accounting.

Additional information required by this Item is contained in Part II, Item 7 of this Annual Report on Form 10-K.

NORTHROP GRUMMAN CORPORATION

Item 2. Properties

The major locations, general status of the company's interest in the property, and identity of the industry segments that use the property described are indicated in the following table.
Location	Property Interest
Annapolis, Maryland (2) (a) (b) (d) (e)	Owned, Leased
Arlington, Virginia (1) (2) (3) (4) (a) (c)	Leased
Baltimore, Maryland (2) (3) (a) (c) (e)	Leased
Belcamp, Maryland (2) (a)	Leased
Bellevue, Nebraska (3) (a) (c)	Leased
Bethesda, Maryland (3) (a) (c)	Leased
Bethpage, New York (1) (2) (a) (b) (c) (d) (e)	Owned
Bohemia, New York (3) (a)	Owned, Leased
Brook Park, Ohio (3) (a)	Leased
Buffalo, New York (2) (a)	Leased
Burlington, Canada (2) (3) (a) (b)	Owned, Leased
Carson, California (1) (c)	Leased
Chandler, Arizona (1) (b)	Owned
Cincinnati, Ohio (2) (b)	Leased
Clearfield, Utah (1) (c)	Leased
Cleveland, Ohio (1) (2) (a) (b)	Owned, Leased
Colorado Springs, Colorado (3) (a)	Leased
Dahlgren, Virginia (3) (a) (c)	Leased
Dallas, Texas (1) (3) (a) (b) (e)	Leased
El Segundo, California (1) (3) (a) (b) (c) (d) (e)	Owned, Leased
Elk Grove Village, Illinois (2) (c)	Leased
Elkridge, Maryland (2) (c) (d)	Leased
Fairfax, Virginia (3) (a)	Leased
Falls Church, Virginia (3) (a) (e)	Leased
Fort Tejon, California (1) (d)	Owned
Greenbelt, Maryland (3) (a)	Leased
Hagerstown, Maryland (2) (e)	Leased
Hawthorne, California (1) (2) (3) (4) (a) (b) (c) (d) (e)	Owned, Leased
Herndon, Virginia (2) (3) (a) (c)	Leased
Hicksville, New York (1) (a) (d) (e)	Owned, Leased
Hollywood, Maryland (1) (a)	Leased
Hunt Valley, Maryland (2) (a) (b) (e)	Owned, Leased
Huntsville, Alabama (2) (3) (a) (b) (c) (e)	Leased
Irving, Texas (1) (a)	Leased
Jacksonville, Florida (1) (a) (c) (d) (e)	Leased
Knoxville, Tennessee (2) (3) (a)	Leased
Lake Charles, Louisiana (1) (a) (b) (c) (e)	Owned, Leased
Lexington, South Carolina (1) (2) (a) (c)	Owned, Leased
Linthicum, Maryland (1) (2) (a) (b) (c) (d) (e)	Owned, Leased
Los Angeles, California (3) (4) (a)	Leased

NORTHROP GRUMMAN CORPORATION

McLean, Virginia (3) (a) (e)	Leased
Melbourne, Florida (1) (a) (b) (c) (e)	Owned, Leased
Melville, New York (2) (d)	Leased
New Town, North Dakota (1) (b) (c)	Owned, Leased
Newport News, Virginia (3) (a)	Leased
Northfields, United Kingdom (2) (a)	Leased
Norwalk, Connecticut (2) (b)	Leased
Oslo, Norway (2) (a) (b)	Leased
Palmdale, California (1) (a) (b) (c) (d) (e)	Owned, Leased
Philadelphia, Pennsylvania (1) (2) (a) b)	Leased
Pico Rivera, California (1) (a) (b) (d) (e)	Owned
Pittsburgh, Pennsylvania (2) (d)	Leased
Point Mugu, California (1) (a) (b) (c) (e)	Owned, Leased
Reston, Virginia (3) (a)	Leased
Rockville, Maryland (3) (a)	Leased
Rolling Meadows, Illinois (2) (3) (a) (b) (c) (d) (e)	Owned, Leased
San Diego, California (1) (2) (3) (a) (b) (c) (d) (e)	Owned, Leased
San Pedro, California (3) (a) (c) (e)	Leased
Santa Isabel, Puerto Rico (2) (b)	Leased
St. Augustine, Florida (1) (a) (b) (c) (e)	Owned, Leased
Stafford, Virginia (2) (3) (a)	Leased
Sunnyvale, California (2) (3) (a) (b)	Owned, Leased
Sykesville, Maryland (2) (b)	Owned
Tacoma, Washington (3) (a)	Leased
Virginia Beach, Virginia (1) (3) (a) (c)	Owned, Leased
Warner Robins, Georgia (1) (2) (3) (a) (c)	Owned, Leased
Williamsville, New York (2) (a) (b)	Leased

Following each described property are numbers indicating the reporting segments utilizing the property:
(1) Integrated Systems
(2) Electronic Sensors and Systems
(3) Logicon
(4) General Corporate Asset

Following each described property are letters indicating the types of facilities located at each location:
(a) office
(b) manufacturing
(c) warehouse
(d) research and testing
(e) other

Government-owned facilities used or administered by the company consist of 3 million square feet at various locations across the United States.

The company believes its properties are well-maintained and in good operating condition.

NORTHROP GRUMMAN CORPORATION

Item 3. Legal Proceedings

U.S. ex rel Jordan v. Northrop Grumman Corporation

In October 1999, the company was served with a fifth amended complaint that was filed by the government in the U.S. District Court for the Central District of California in this action, which was commenced in May 1995. The complaint alleges that the company violated the False Claims Act by knowingly supplying BQM-74C aerial target drones that contained various defective components between 1992 and 1995. The government seeks to recover damages up to $185,000,000 plus pre-judgment interest under theories of fraud, payment by mistake, unjust enrichment, breach of warranty and breach of contract. Damages awarded pursuant to the False Claims Act may be trebled by the court. The company intends to vigorously defend this matter.

Zabielski and related cases

In July and August 1998, three shareholder derivative lawsuits, respectively encaptioned Zabielski v. Kent Kresa, et al., Harbor Finance Partners v. Kent Kresa et al., and Clarren v. Kent Kresa, et al., were filed in the Superior Court of California for the County of Los Angeles. These lawsuits each contain similar allegations that the directors of the company and certain of its officers breached their fiduciary duties in connection with the shareholder vote approving the proposed acquisition of the company by Lockheed Martin Corporation, and that certain defendants engaged in stock trades in violation of federal and state securities laws. The lawsuits are purportedly brought on the company's behalf and do not seek relief against the company. On January 31, 2001 the court dismissed the derivative lawsuits with prejudice. The defendants deny the allegations made in these actions and intend to defend the actions vigorously.

Fanni and related cases

Five shareholder class action lawsuits, making similar allegations, were filed between July and September, 1998 in the United States District Court for the Central District of California against the company, its directors, and certain of its officers. Three of these lawsuits, respectively encaptioned Fanni v. Northrop Grumman Corp., et al., Schnee v. Northrop Grumman Corp., et al., and Florida State Board of Admin. v. Northrop Grumman Corp., et al. allege that defendants issued misleading proxy materials in connection with the proposed acquisition of the company by Lockheed Martin Corporation, in violation of the federal securities laws. These actions seek unspecified damages on behalf of a class of shareholders related to the accelerated vesting of stock incentive plans upon the shareholder vote to approve the merger. Two of these lawsuits, respectively encaptioned Burroughs v. Northrop Grumman Corp., et al., and Miller, et al. v. Northrop Grumman Corp., et al., allege that defendants disseminated misleading information in connection with the proposed acquisition, in violation of the federal securities laws, thereby artificially inflating the market price of the

NORTHROP GRUMMAN CORPORATION

company's common stock. These actions seek unspecified damages for a class of shareholders who purchased Northrop Grumman stock between July 3, 1997 and March 9, 1998. The District Court consolidated Fanni, Schnee and Florida State Board of Admin. into one action, and Burroughs and Miller into another action. The District Court dismissed the Fanni consolidated actions with prejudice in April 2000, and dismissed the Burroughs consolidated actions with prejudice in October 2000. Plaintiffs filed timely appeals and both matters are pending in the Ninth Circuit Court of Appeals. The company and the individual defendants deny the allegations made in these actions and intend to defend the actions vigorously.

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

NORTHROP GRUMMAN CORPORATION

Executive Officers of the Registrant

             The following individuals were the elected officers of the Company as of February 2001:
Name	Age	Office Held	Since	Business Experience Last Five Years

Kent Kresa	62	Chairman, President & CEO	1990

Herbert W. Anderson	61	Corporate Vice President, President and Chief Executive Officer, Logicon, Inc.	1998	Corporate Vice President and General Manager, Data Systems & Services Division

Ralph D. Crosby, Jr.	53	Corporate Vice President and President, Integrated Systems Sector	2000

Corporate Vice President and President Integrated Systems and Aerostructures Sector; Prior to 1999, Corporate Vice President and General Manager, Commercial Aircraft Division; Prior to September 1996, Corporate Vice President and Deputy General Manager, Commercial Aircraft Division; Prior to March 1996, Corporate Vice President and Deputy General Manager, Military Aircraft Systems Division

J. Michael Hateley	54	Corporate Vice President and Chief Human Resources and Administrative Officer	2000	Vice President, Personnel; Prior to January 1999, Vice President Human Resources, Security and Administration, Military Aircraft Systems Division

Robert W. Helm	49	Corporate Vice President, Government Relations	1994

John H. Mullan	58	Corporate Vice President and Secretary	1999	Acting Secretary; Prior to May 1998 Senior Corporate Counsel

Albert F. Myers	55	Corporate Vice President and Treasurer	1994

Rosanne P. O'Brien	57	Corporate Vice President, Communications	2000	Vice President, Corporate Communications; Prior to 1999, Vice President, Corporate Communications at Alleghany Teledyne

NORTHROP GRUMMAN CORPORATION
Name	Age	Office Held	Since	Business Experience Last Five Years

James G. Roche	61	Corporate Vice President and President, Electronic Sensors and Systems Sector	1998	Corporate Vice President and General Manager, Electronic Sensors and Systems Division

Robert B. Spiker	47	Corporate Vice President and Controller	2000	Vice President, Finance and Controller, Electronic Sensors and Systems Sector; Prior to 1999 Business Manager for C3&I Naval Systems

W. Burks Terry	50	Corporate Vice President and General Counsel	2000	Vice President, Deputy General Counsel and Sector Counsel; Prior to 1998 Vice President and Assistant General Counsel

Richard B. Waugh, Jr.	57	Corporate Vice President and Chief Financial Officer	1993

NORTHROP GRUMMAN CORPORATION

Item 4.	Submission of Matters to a Vote of Security Holders
No information is required in response to this Item.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
The information required by this Item is contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The data for all periods presented in the following table, Selected Financial Data, have been restated to reflect Aerostructures as discontinued operations except for number of employees at year-end, floor area, and all balance sheet data, including net working capital, total assets, debt, long-term obligations and shareholders' equity.

NORTHROP GRUMMAN CORPORATION

Selected Financial Data

Years ended December 31, $ in millions
except per share	2000	1999	1998	1997	1996

Net sales to
United States Government	$ 6,662	$ 6,716	$ 6,426	$ 6,921	$ 6,943
Other customers	956	900	941	877	724

Total net sales	$ 7,618	$ 7,616	$ 7,367	$ 7,798	$ 7,667

Operating margin	$ 1,098	$ 954	$ 752	$ 741	$ 752
Income from continuing operations, net of tax	625	474	193	318	330
Basic earnings per share, from continuing operations	8. 86	6.84	2.82	4.76	5.27
Diluted earnings per share, from continuing operations	8. 82	6.80	2.78	4.67	5.18
Cash dividends per share	1.60	1.60	1.60	1.60	1.60
Net working capital	(162)	329	666	221	106
Current ratio	.94 to 1	1.13 to 1	1.28 to 1	1.08 to 1	1.04 to 1
Total assets	$ 9,622	$ 9,285	$ 9,536	$ 9,677	$ 9,645
Long-term debt	1,605	2,000	2,562	2,500	2,950
Total long-term obligations	3,015	3,564	4,319	4,339	4,694
Long-term debt as a percentage of
shareholders' equity	41.0%	61.4%	89.9%	95.3%	129.3%
Operating margin as a percentage of
Net sales	14.4	12.5	10.2	9.5	9.8
Average segment assets	14.1	11.7	9.0	8.7	11.0
Income from continuing operations, net of tax,
as a percentage of
Net sales	8.2	6.2	2.6	4.1	4.3
Average assets	6.6	5.0	2.0	3.3	4.3
Average shareholders' equity	17.4	15.5	7.1	13.0	17.1
Research and development expenses
Contract	$ 1,002	$ 1,147	$ 1,478	$ 1,651	$ 1,616
Noncontract	216	195	189	231	218
Payroll and employee benefits	2,581	2,768	2,821	2,922	2,904
Number of employees at year-end	39,300	44,600	49,600	52,000	51,600
Number of shareholders at year-end	11,750	11,173	11,774	11,400	11,773
Depreciation	$ 175	$ 162	$ 179	$ 200	$ 181
Amortization of
Goodwill	114	99	90	90	79
Other purchased intangibles	92	92	90	90	80
Maintenance and repairs	96	79	74	92	85
Rent expense	122	101	92	95	95
Floor area (in millions of square feet)
Owned	14.3	18.8	19.2	20.5	22.5
Commercially leased	9.8	10.6	10.6	10.0	9.9
Leased from United States Government	2.9	7.5	7.6	8.8	9.0

NORTHROP GRUMMAN CORPORATION

Item 7.	Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations

BUSINESS CONDITIONS

Northrop Grumman is a leading defense electronics, systems integration and information technology company. As a prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and commercial technology programs in the United States and abroad. While Northrop Grumman is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix. It is common in this industry for work on major programs to be shared among a number of companies.  A company competing to be a prime contractor may, upon ultimate award of the contract, turn out to be a subcontractor.   It is not uncommon to compete with customers, and simultaneously on other contracts, to be either a supplier to or a customer of such competitor.  The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity unknown in many industries. While Northrop Grumman conducts most of its business with the U.S. Government, principally the Department of Defense (DOD), domestic and international commercial sales still represent a significant portion of our business.

The collapse of communism has fundamentally altered the landscape of the global defense industry. The defense requirements of the United States and NATO countries have shifted from defending against threats imposed by the former Soviet Union to a focus upon the management of one or more regional conflicts. These engagements may require unilateral or cooperative initiatives, ranging from passive surveillance to active engagement, deterrence, policing or peacekeeping. In addition, the DOD's strategy has been affected by the general public's increasing intolerance for military action which puts military or civilian personnel at risk. As a result of these trends, both the United States and NATO countries are increasingly relying on sophisticated weapon systems which provide long-range surveillance and intelligence, battle management and precision strike capabilities. Accordingly, defense procurement spending is expected to be weighted towards the development and procurement of advanced electronics and software that enhance the capabilities of individual weapons systems and provide for the real-time integration of individual surveillance, information management, strike and battle management platforms.

NORTHROP GRUMMAN CORPORATION

United States defense contractors have also benefited from an upward trend in defense spending over recent years. Following a period of budget decreases in the post-Cold War era, the aggregate U.S. defense budget, as appropriated by Congress, has increased, principally in the area of equipment procurement. Defense spending by other NATO countries has stabilized, following decreases in the immediate post-Cold War era, while they continue to increase their focus upon the development and procurement of advanced electronics and information systems capabilities.

Although the ultimate size of future defense budgets remains uncertain, current indications are that the defense budget will increase over the next five years. U.S. Government programs in which Northrop Grumman either participates, or strives to participate, must compete with other programs for consideration during our nation's budget formulation and appropriation processes. Budget decisions made in this environment will have long-term consequences for the size and structure of Northrop Grumman and the entire defense industry. While the ultimate distribution of the budget remains uncertain, the company expects that its technologies and programs will be viewed favorably in the upcoming strategic review and budget process.

Northrop Grumman has historically concentrated its efforts in high technology areas such as stealth, airborne surveillance, battle management, precision weapons, systems integration, defense electronics, and information technology. Even though a high priority has been assigned by the DOD to the company's major programs, there remains the possibility that one or more of them may be reduced, extended or terminated.

In the event of termination for the government's convenience, contractors are normally protected by provisions covering reimbursement for costs incurred subsequent to termination. The company received a termination for convenience notice on the Tri-Service Standoff Attack Missile (TSSAM) program in February 1995. In December 1996 the company filed a lawsuit against the U.S. Government in the U.S. Court of Federal Claims seeking the recovery of approximately $750 million for uncompensated performance costs, investments, and a reasonable profit on the program. In prior years the company had charged to operations in excess of $600 million related to this program. Northrop Grumman is unable to predict whether it will realize some or all of its claims, none of which are recorded on its balance sheet, from the U.S. Government on the TSSAM contract.

Prime contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to numerous procurement regulations, including the False Claims Act and The International Traffic in Arms Regulation promulgated under the Arms Export Control Act, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional contracts with all U. S. Government agencies. Given the company's dependence on U.S. Government business, suspension or debarment could have a material adverse effect on the company's future.

NORTHROP GRUMMAN CORPORATION

Northrop Grumman pursues new business opportunities when justified by acceptable financial returns and technological risks. The company examines opportunities to acquire or invest in new businesses and technologies to strengthen its traditional business areas. Northrop Grumman continues to capitalize on its technologies and skills by entering into joint ventures, partnerships or associations with other companies, both domestically and internationally. An individual company's success in the competitive defense industry depends upon its ability to develop and market its products, as well as its ability to provide the people, facilities, equipment and financial capacity needed to deliver those products with maximum efficiency. It is necessary to maintain, as the company has, sources for raw materials, fabricated parts, electronic components and major subassemblies. In this manufacturing and systems integration environment, effective oversight of subcontractors and suppliers is as vital to success as managing internal operations. Northrop Grumman's operating policies are designed to achieve these objectives. The company also believes that it maintains good relations with its employees, approximately 11 percent of whom are covered by collective bargaining agreements.

An important factor in determining Northrop Grumman's ability to compete successfully for future contracts will be its cost structure vis-a-vis other bidders. Since the early 1990's the industry has been going through a consolidation process and, along with it, significant downsizing. These actions, in which Northrop Grumman has participated, have made competition even more intense than in the past. Lockheed Martin Corporation, The Boeing Company, and Raytheon Company are the largest companies in the defense industry at this time. Northrop Grumman competes against these and other companies for a number of programs, both large and small. Intense competition and long operating cycles are both key characteristics of Northrop Grumman's business and the defense industry.

Acquisitions and Divestures

The current composition of Northrop Grumman resulted from a series of strategic acquisitions, mergers and divestures by the former Northrop Corporation beginning in 1992, when the company acquired a 49 percent interest in the Vought Aircraft Company, a designer and builder of commercial and military aerostructures. The remaining 51 percent interest in Vought Aircraft was purchased in 1994. Also in 1994 the company purchased the outstanding common stock of Grumman Corporation and the company was renamed Northrop Grumman Corporation. In 1996 Northrop Grumman acquired the defense electronic systems group of Westinghouse Electric Corporation. Effective August 1, 1997, the company consummated its merger with Logicon, Inc. (Logicon), a leading defense information technology company.

NORTHROP GRUMMAN CORPORATION

In 1998 and 1999 the company acquired several businesses which strategically fit within its three business sectors: Integrated Systems Sector (ISS), Electronic Sensors and Systems Sector (ES3) and Logicon, the company's information technology sector. Inter-National Research Institute Inc. (INRI) was acquired in 1998 and was integrated into the Logicon segment. In 1999 Ryan Aeronautical, an operating unit of Allegheny Teledyne Incorporated, the Information Systems Division of California Microwave, Inc., and Data Procurement Corporation (DPC), were acquired and integrated into ISS, ES3 and Logicon, respectively.

Navia Aviation AS, Comptek Research, Inc., Federal Data Corporation, and Sterling Software, Inc., (known as Sterling's Federal Systems Group) were all acquired in 2000. Navia was integrated into ES3. The Comptek units were integrated within all three of the business segments. Federal Data and Sterling were both integrated into Logicon. See the footnote to the Consolidated Financial Statements in Part II, Item 8 entitled "Acquisitions" for additional information.

On July 24, 2000, the company completed the sale of its commercial aerostructures (Aerostructures) business to The Carlyle Group. Aerostructures was principally a major producer of commercial aircraft subassemblies, the majority of which were sold to The Boeing Company. The company's Consolidated Statements of Income and related disclosures have been restated to reflect Aerostructures as a discontinued operation for all periods presented. See the footnote to the Consolidated Financial Statements in Part II, Item 8 entitled "Discontinued Operations" for additional information.

On December 21, 2000, the Company and Litton Industries, Inc. jointly announced that they had entered into a definitive merger agreement whereby the company would acquire Litton through a cash tender offer followed by a merger for cash consideration of $80 per common share and $35 per preferred share, or approximately $3.9 billion, plus the assumption of approximately $1.3 billion in Litton net debt. On January 24, 2001, the transaction was amended. See Part I, Item 1 for additional information concerning the Litton acquisition.

BUSINESS SEGMENTS

Northrop Grumman's three reportable segments are its three operating units: Integrated Systems Sector (ISS), Electronic Sensors and Systems Sector (ES3) and Logicon, the company's information technology sector.

Integrated Systems Sector

Air Combat Systems (ACS), Airborne Early Warning and Electronics Warfare (AEW/EW) systems, and Airborne Ground Surveillance and Battle Management (AGS/BM) systems are the three major business areas within ISS, which is headquartered in Dallas, Texas .

NORTHROP GRUMMAN CORPORATION

The ACS business area is the principal subcontractor to The Boeing Company on the F/A-18 (Hornet/Super Hornet) program. The F/A-18 is a fighter/ground-attack aircraft with configurations equipped for either one or two crew members. Principally deployed by the U.S. Navy on aircraft carriers, it also has been purchased by several other nations as a land-based combat aircraft. The company builds approximately 40 percent of the aircraft including the center and aft fuselage, vertical tails, and associated subsystems. The F/A-18 single-seat E and two-seat F, enhanced (Super Hornet) versions of the F/A-18C and D (Hornet) models, are currently in production and will serve as the U.S. Navy's next-generation multimission aircraft. The F/A-18 work is performed at the El Segundo, California facility.

On the Joint Strike Fighter (JSF) Program, the ACS business area is teaming with Lockheed Martin Corporation. The JSF is a multi-mission, multi-service weapon system, which is being developed as an affordable fighter/attack platform. The Engineering and Manufacturing Development (EMD) phase is expected to be awarded in the fourth quarter 2001.

ACS is a leader in the unmanned systems market. The major projects under development include Global Hawk, Vertical Takeoff and Landing Tactical Unmanned Aerial Vehicle (VTUAV) and Miniature Air Launched Decoy (MALD). Global Hawk is being developed for the U.S. Air Force to provide battlefield commanders with intelligence imagery from high altitudes for long periods of time. VTUAV is being developed for the U.S. Navy and Marine Corps to perform intelligence, surveillance, reconnaissance and targeting missions. MALD is a small jet powered aerial vehicle designed for the U.S. Air Force to imitate manned jet fighters in radar images and confuse enemy air defense systems. ACS also produces aerial targets for the U. S. Navy, U. S. Air Force and international customers. Manufacturing for unmanned systems is performed at the Palmdale, California site while engineering, program management and product development are performed in Rancho Bernardo, California.

The company is the prime contractor for the B-2 (Spirit) bomber which is included in the ACS business area. Production deliveries of the B-2 have been completed and the company continues to perform work on the EMD contract as well as upgrade and support activity. The U.S. Air Force currently plans to operate two B-2 bomber squadrons of eight aircraft each with an additional five aircraft available to fill in for those in depot for periodic maintenance. The B-2 work is performed at the Palmdale, California site.

The ACS business area was selected by the U.S. Air Force as the prime systems integrator contractor for the Multi-Platform Radar Technology Insertion Program (MP-RTIP). The objective of the program is to upgrade current aircraft and unmanned vehicles with an advanced technology radar subsystem, which includes higher resolution and greater accuracy. The ACS business area will lead the effort with the AGS/BM business area and the Aerospace Electronics business area of ES3 as major members of the team.

NORTHROP GRUMMAN CORPORATION

The AEW/EW business area includes the E-2C (Hawkeye) Airborne Early Warning and the EA-6B (Prowler) Electronic Warfare aircraft. The E-2C has been in active service with the U.S. Navy since 1973 and is employed by the air forces of five other nations. The company is currently performing a multi-year contract to produce 22 aircraft for the U. S. Navy, 1 aircraft for France, and 2 aircraft for Taiwan. The E-2C is kept current through technological upgrades of its mission systems, the latest of which is the Hawkeye 2000 configuration. The EA-6B is the armed services' only offensive tactical radar jamming aircraft. The company is currently developing the next generation mission system for this aircraft under the ICAP (Increased Capability) III contract. Manufacturing for both aircraft is performed at the St. Augustine, Florida site while engineering, program management and product development is performed in Bethpage, New York.

The AGS/BM business area is the prime contractor for the E-8 Joint Surveillance Target Attack Radar System (Joint STARS). Joint STARS detects, locates, classifies, tracks and targets potentially hostile ground movement in all weather conditions. It is designed to operate around the clock in constant communication through secure data links with Air Force command posts, Army mobile ground stations, or centers for military analysis far from the point of conflict. The Joint STARS platform is a Boeing 707-300 airframe that is remanufactured at the Lake Charles, Louisiana site. Final installation of electronics and testing are performed at the test facility in Melbourne, Florida.

The AGS/BM business area was selected by the U.S. Navy as the prime contractor for the Airborne Laser Mine Detection System (ALMDS) Program. The objective of the program is to use a laser-based system mounted in a helicopter to scan a wide path of the ocean and generate a topographic view of the ocean floor together with a computer-enhanced image of the shapes, sizes and locations of mines. This program is also being performed at the Melbourne, Florida facility.

Electronic Sensors and Systems Sector

The ES3 segment, headquartered in Linthicum, Maryland, comprises four business areas: Aerospace Electronic Systems; Command, Control, Communications, Intelligence and Naval Systems (C3I&N); Defensive Electronic Systems; and several smaller business elements referred to as "Other". The segment's primary expertise is the ability to conceive, design, produce and support high performance sensors, intelligence and processing systems operating in all environments from under seas to outer space.

Aerospace Electronic Systems includes four business elements: combat avionics systems, land combat systems, airborne surveillance systems, and space systems. Combat avionics systems is focused on providing radar and electro-optic-based avionics systems to meet the needs for targeting and strike missions for armed forces worldwide. The AN/APG-66/68 airborne fire control radar series aboard F-16 fighters throughout the world has set a new standard for performance and reliability over the last two decades. More than six thousand AN/APG-66/68 radars have been produced since 1976. The basic radar, with multiple variants, is currently on 16 airborne platforms deployed in 20 countries. Northrop Grumman currently is leading a team developing the next-generation air-dominance radar (AN/APG-77) featuring a low observable, active electronically scanned array with multiple target, all-weather capability for the U. S. Air Force's F-22 aircraft. Advanced radar concepts for the next generation Joint Strike Fighter have been developed and flown aboard Northrop Grumman flight test aircraft. These radar systems are developed and produced at the Linthicum, Maryland facility.

NORTHROP GRUMMAN CORPORATION

Northrop Grumman's land combat systems business element, teamed with Lockheed Martin, is producing the Longbow APG-78 fire control radar and the Longbow Hellfire missile for the U. S. Army's AH-64 Apache attack helicopter and the British WAH-64 Westland Apache. Longbow fire control radar work is performed at the Linthicum facility and the Longbow missile work is performed in Huntsville, Alabama. Additionally, Northrop Grumman is currently in Low Rate Initial Production (LRIP) for the Brilliant Anti-Tank (BAT) anti-armor submunition at the new BAT production facility at Huntsville. BAT is an autonomous submunition that uses passive acoustic and infrared sensors to find, attack and destroy moving tanks and other armored vehicles in hostile territory. BAT is designed to be carried and dispensed by the U. S. Army's Tactical Missile System (TACMS) Block II surface-to-surface missile and has potential application for ground-, air-, and sea-launched cruise missiles, artillery rockets, and munitions dispensers.

Airborne surveillance systems products include Airborne Warning and Control System (AWACS) radar (AN/APY-1, APY-2), which are integrated in the highly reliable Boeing 707 and 767 aircraft and have been the surveillance system of choice for U.S. and allied forces worldwide. The AWACS Radar System Improvement Program (RSIP) is currently in production for the U.S. Air Force, the United Kingdom and NATO. RSIP will enhance the performance of the AWACS radar against smaller cross section targets. A new surveillance product, the Multirole Electronically Scanned Array (MESA), is currently being developed for installation on Boeing 737 aircraft for the Royal Australian Air Force. These systems are produced at the Linthicum, Maryland facility. The E-8 Joint STARS is equipped with the Northrop Grumman Norden Systems AN/APY-3 air-to-ground surveillance system, which provides long-range, standoff, real-time surveillance of the battlefield. Aerospace Electronics Systems is a major member of the team, led by ACS, working on MP-RTIP, which, with its advanced active aperture, will provide significant performance upgrades on Joint STARS for its current mission and opens the way for incorporation of new missions.

NORTHROP GRUMMAN CORPORATION

The space systems business element develops space sensors and systems, with subsegments of military and civil/commercial space, and intelligence, surveillance and reconnaissance ground-based processing systems.

C3I&N includes four business elements: airspace management systems; oceanic and naval systems; marine systems, and communications. Airspace management systems produces air defense and air traffic control radar systems for domestic and international customers. Products include the solid-state AN/TPS-70 family of radars and U. S. Air Force AN/TPS-75. The TPS-75 has been the front line U.S. Air Force air defense system standard since 1968. The TPS-70 family of systems currently operates in more than 30 countries, supporting air defense, air sovereignty, air traffic control, and counter-narcotics needs. The ASR-12, a solid-state derivative of the company's FAA standard ASR-9 terminal radar is now in full production and systems are operational in Peru, Mexico, and El Salvador.

The oceanic and naval systems business is headquartered in Annapolis, Maryland. Oceanic and naval systems is the focal point for underseas research, development and production. Products include the Advanced SEAL Delivery System (ASDS) mini-submarine, the SPQ-9B shipboard radar and advanced sensors and processors for minehunting, such as the AN/AQS-14 high-speed airborne minehunting system. The business is also a significant participant in the DD-21 next generation destroyer competition.

C3I&N provides marine machinery and advanced propulsion systems, missile launchers, shipboard electronics and control systems for naval forces through its marine systems organization in Sunnyvale, CA. Every Nimitz-class aircraft carrier is fitted with eight turbine generator sets. The company produces these generators as well as the main propulsion system for the U.S. Navy's Seawolf and Virginia-class attack submarines. Marine Systems was one of two businesses selected by the Navy to develop the next generation Electro-Magnetic Launcher (EMALS), which could ultimately replace the steam catapult used on Naval aircraft carriers. Marine systems is also responsible for integration of the intercooled recuperated (ICR) gas turbine engine, which is a candidate propulsion system for the DD-21 destroyer.

The communications business provides reliable communications solutions for commercial and defense applications through three subsidiary companies. Xetron is renowned for co-site and spread spectrum communications systems. Park Air Systems is a world leader in ground-to-air communications systems for commercial and defense aviation. The California Microwave communications business offers specialized satellite communications expertise and an array of communications gateways and message processing systems .

NORTHROP GRUMMAN CORPORATION

The Defensive Electronic Systems business area includes five business elements located in six geographic locations. The primary design and manufacturing center is located in Rolling Meadows, Illinois. The five business elements are: radio frequency (RF) countermeasures, electro optical/infrared (EOIR) countermeasures, targeting systems, simulators, and support systems. The RF countermeasures element designs and produces systems for application on the F-15, F-16, AV8-B, F/A-18 aircraft and for application on helicopters. The AN/ALQ-135 is an internally mounted radar jammer deployed on F-15 fighter aircraft as part of that aircraft's tactical electronic warfare system. The AN/ALQ-165 is an airborne self-protection jammer installed on U.S. and international F/A-18 and F-14 aircraft. The AN/ALQ-165 is being produced in a joint venture with ITT Avionics. The AN/ALQ-162 Shadowbox, a jammer built specifically to counter continuous wave radars, has been installed on the AV-8B and certain foreign owned F/A-18 aircraft. It also is being deployed on U.S. Army helicopters and special mission aircraft and has been sold to the air forces of three other nations. The EOIR countermeasures element is currently producing a directional infrared countermeasures (DIRCM) system which is slated for use on British helicopters and transports and U.S. Special Operations Command C-130 transports to protect the aircraft from heat-seeking missiles. DIRCM is the first infrared countermeasures system of its kind and was developed to accommodate laser capabilities currently in development. The targeting element primary product is the Litening II targeting system for F-16 aircraft. The system is currently in production for the Air National Guard, U. S. Marine Corps and several foreign customers. The electronic warfare simulators element, located in Buffalo, New York, designs and produces electronic warfare signal environment simulation systems, infrared scene simulation systems, and radar signal environment simulation systems. Customers include the U.S. Navy, U.S. Air Force, other defense contractors and numerous international customers. The support systems element designs and produces automated test equipment products for the U.S. Army and Navy.

The business area labeled "Other" includes California Microwave airborne and information systems business, the sector's systems development and technology, automation and information systems, and its logistics systems. California Microwave, which was acquired by Northrop Grumman in April 1999, specializes in airborne reconnaissance and surveillance systems, communications gateway systems, and mission planning. California Microwave's customers include the U.S. military services and other U.S. government agencies. The remaining three areas provide the technology for current and future Northrop Grumman products, provide material handling system solutions for postal services and commercial packages and mail shipping firms, and develop a wide range of logistics services to offer customers.

NORTHROP GRUMMAN CORPORATION

Logicon Segment

The three major business areas reported in Logicon, the company's information technology (IT) sector, are Government Information Technology, Technology Services, and Commercial Information Technology. Logicon, which is headquartered in Herndon, Virginia, does business in 13 foreign countries and 43 states, with the largest being Virginia, California and Florida.

The Government Information Technology business area covers a wide range of IT services and support programs. This work is performed for government customers at the DOD, federal, state and local level, and covers the command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); training and simulation; science and technology; and information systems markets. Logicon's Government Information Technology business area grew in size and scope in 2000 following the addition of Comptek's Federal Systems unit, Sterling Software's Federal Systems Group and Federal Data Corporation.

In the C4ISR market, Logicon supports the development, testing and fielding of command and control systems for its primary customer, the U.S. DOD. Specialty areas include mission critical software, systems engineering, tactical data links, information security, information assurance, independent validation and verification, geographic information systems, multispectral imagery analysis, orbital analysis, and modeling and simulation.

In the training and simulation market, Logicon is a prime developer and operator of modeling, simulation and analysis systems, computer-driven war-gaming and training, and flight simulations. Logicon provides these services to the U.S. Navy, Air Force, Army, Special Operations Command and NASA.

In the science and technology market, Logicon's work includes analysis of nuclear weapons effects, high-energy laser technology development, and neural network applications. This technical and scientific support is provided to the U.S. Air Force Research Labs and the Defense Threat Reduction Agency.

The information systems market is Logicon's largest and most diverse. The company offers a complete range of IT services such as high performance computing, electronic commerce, large-scale database design, systems modernization and integration, disaster recovery and planning, enterprise resource planning, and knowledge management solutions. Customers include state governments, federal agencies such as the General Services Administration, Department of Health and Human Services, the Department of Justice, the Internal Revenue Service, and all branches of the DOD.

NORTHROP GRUMMAN CORPORATION

The Technology Services business area includes Logicon's base and range support work. This includes support of fielded systems, logistics support, data center management, systems engineering and networking, systems integration and facilities management services. Primary customers include the U.S. Army, U.S. Air Force, NASA, the Department of Energy and state and local government agencies.

The Commercial Information Technology business area is where Logicon directs its information systems offerings to the commercial market. This work includes hardware and software maintenance, help desk support, systems administration, network design, systems modernization and integration, and facility management services. Customers include Fortune 500 companies, IT outsourcing providers, original equipment manufacturers, integrators and resellers.

 NORTHROP GRUMMAN CORPORATION

In the following table of segment and major customer data, revenue from the United States Government includes revenue from contracts on which Northrop Grumman is the prime contractor as well as those on which the company is a subcontractor and the ultimate customer is the U.S. Government. All of the data except for assets by segment have been restated to exclude discontinued operations.

NORTHROP GRUMMAN CORPORATION

RESULTS OF OPERATIONS BY SEGMENT AND MAJOR CUSTOMER
Years ended December 31, $ in millions	2000	1999	1998

Net Sales
Integrated Systems
United States Government	$ 3,103	$ 3,574	$ 3,464
Other customers	36	38	94
Intersegment sales	11	6	5

	3,150	3,618	3,563

Electronic Sensors & Systems
United States Government	2,102	1,894	2,014
Other customers	692	673	708
Intersegment sales	121	146	177

	2,915	2,713	2,899

Logicon
United States Government	1,457	1,248	948
Other customers	228	189	139
Intersegment sales	32	22	20

	1,717	1,459	1,107

Intersegment eliminations	(164)	(174)	(202)

Total net sales	$ 7,618	$ 7,616	$ 7,367

Operating Margin
Integrated Systems	$ 316	$ 387	$ 272
Electronic Sensors & Systems	181	199	218
Logicon	104	80	60

	601	666	550
Adjustments to reconcile to total operating margin:
Corporate expenses	(17)	(26)	(58)
Deferred state tax provision	(24)	(29)	(10)
Pension income	538	343	270

Total operating margin	$ 1,098	$ 954	$ 752

NORTHROP GRUMMAN CORPORATION

Years ended December 31, $ in millions	2000	1999	1998

Contract Acquisitions
Integrated Systems	$ 2,979	$ 3,164	$ 2,489
Electronic Sensors & Systems	4,228	3,055	2,388
Logicon	2,018	1,481	1,205

Total acquisitions	$ 9,225	$ 7,700	$ 6,082

Funded Order Backlog
Integrated Systems	$ 4,291	$ 4,451	$ 4,899
Electronic Sensors & Systems	4,873	3,439	2,951
Logicon	942	609	565

Total backlog	$ 10,106	$ 8,499	$ 8,415

Assets
Integrated Systems	$ 2,238	$ 3,497	$ 3,797
Electronic Sensors & Systems	4,069	3,883	3,913
Logicon	1,247	618	618

Segment assets	7,554	7,998	8,328
General corporate	2,068	1,287	1,208

Total assets	$ 9,622	$ 9,285	$ 9,536

Capital Expenditures
Integrated Systems	$ 124	$ 56	$ 48
Electronic Sensors & Systems	118	97	82
Logicon	22	19	19
General corporate	1

Total expenditures	$ 265	$ 172	$ 149

Depreciation and Amortization
Integrated Systems	$ 112	$ 97	$ 108
Electronic Sensors & Systems	236	222	211
Logicon	32	32	38
General corporate	1	2	2

Total depreciation and amortization	$ 381	$ 353	$ 359

NORTHROP GRUMMAN CORPORATION

MEASURES OF VOLUME

Contract Acquisitions

Contract acquisitions tend to fluctuate from year to year and are determined by the size and timing of new and add-on orders. The variability resulting from multiyear orders and/or funding are reflected in the following table.

Contract Acquisitions
$ in millions	2000	1999	1998

Integrated Systems
ACS	$ 1,720	$ 1,421	$ 1,428
AEW/EW	715	1,106	679
AGS/BM	576	686	434
Intrasegment eliminations	(21)	(43)	(47)

	2,990	3,170	2,494

Electronic Sensors & Systems
Aerospace Electronic Systems	2,444	1,375	1,047
C3I&N	899	727	907
Defensive Electronic Systems	605	708	311
Other	422	308	225

	4,370	3,118	2,490

Logicon
Government Information Technology	1,484	1,015	813
Technology Services	382	347	300
Commercial Information Technology	185	140	113

	2,051	1,502	1,226

Intersegment eliminations	(186)	(90)	(128)

Total acquisitions	$ 9,225	$ 7,700	$ 6,082

NORTHROP GRUMMAN CORPORATION

ISS acquisitions in 2000 were 6 percent lower than in 1999. The ACS business area in 2000 includes funding of $1.1 billion for the multiyear buy for 72 F/A-18E/F shipsets. The company received orders for 30 and 20 F/A-18E/F shipsets in 1999 and 1998, respectively. Acquisitions in 1998 included orders for 6 F/A-18C/D shipsets. The ACS business area recorded incremental B-2 funding for ongoing development work, spares and other customer support for the operational aircraft program in each of the last three years. The company still stands to gain future post production business, such as airframe depot maintenance, repair of components, operational software changes, and product improvement modifications. Two new programs were also captured by the ACS business area in 2000: VTUAV EMD and MP-RTIP program.

The AEW/EW business area includes funding for the multiyear buy for 25 E-2C aircraft of $247 million in 2000 and $679 million in 1999. The AGS/BM business area received orders for one, two and one Joint STARS aircraft in 2000, 1999 and 1998, respectively. The AGS/BM business area also captured the ALMDS EMD program in 2000.

ES3 acquisitions in 2000 were 40 percent higher than in 1999. The Aerospace Electronic Systems business area received a $1.1 billion award in 2000 for the radar, electronic warfare systems, integrated FLIR targeting systems and common testers for United Arab Emirates (UAE) F-16 aircraft. This business area also received funding for the Longbow missile multiyear contract of $245 million in 2000 and $309 million in 1999 and funding on the BAT LRIP contract totaled $216 million in 1999. In the C3I&N business area, a higher level of international awards for air defense systems was posted in 2000 than in 1999. The Defensive Electronic Systems business area recorded less funding in 2000 as compared to 1999 for the AN/ALQ-131 and AN/ALQ-165 programs. The increase in the "Other" business area is primarily due to increased orders for automation and information systems.

Logicon acquisitions increased by 37 percent in 2000 over 1999, reflecting increases in all three business areas. The increase in Government Information Technology acquisitions is primarily due to the acquisition of three new businesses: Federal Data Corporation, Sterling Software, Inc., and the Federal Systems unit of Comptek Research, Inc. In 1998 Logicon won the Joint Base Operations Support Contract (J-BOSC), which is reported in the Technology Services business area. Under this contract, which has a five-year basic performance period with a five-year option, the segment provides base operations support for NASA's Kennedy Space Center and the U.S. Air Force's 45th Space Wing, which includes Cape Canaveral Air Station and Patrick Air Force Base.

NORTHROP GRUMMAN CORPORATION

Sales

Year-to-year sales vary less than contract acquisitions and reflect performance under new and ongoing contracts.

Net Sales
$ in millions	2000	1999	1998

Integrated Systems
ACS	$ 1,717	$ 2,059	$ 2,114
AEW/EW	780	888	780
AGS/BM	674	714	716
Intrasegment Eliminations	(21)	(43)	(47)

	3,150	3,618	3,563

Electronic Sensors & Systems
Aerospace Electronic Systems	1,179	1,105	1,265
C3I&N	902	843	904
Defensive Electronic Systems	511	536	544
Other	323	229	186

	2,915	2,713	2,899

Logicon
Government Information Technology	1,181	971	787
Technology Services	381	346	213
Commercial Information Technology	155	142	107

	1,717	1,459	1,107

Intersegment eliminations	(164)	(174)	(202)

Total sales	$ 7,618	$ 7,616	$ 7,367

ISS segment sales decreased by 13 percent in 2000 as compared to 1999, reflecting decreases in all three business areas. The decreasing trend in ACS revenues is primarily attributable to the B-2 program, which decreased by $536 million in 2000 as compared to 1999, following an $86 million decrease in 1999 as compared to 1998. The production phase of the B-2 program was substantially completed in 2000; ongoing development work, spares and other customer support for the operational aircraft program will continue into 2001 and beyond. Current planning data indicate that the level of overall B-2 revenue for 2001 will decline by approximately 30 percent from the 2000 level.

NORTHROP GRUMMAN CORPORATION

Sales on the F/A-18 program increased by $147 million in 2000 as compared to 1999, which follows a $74 million increase in 1999 as compared to 1998. In 2000 the company delivered 28 shipsets under F/A-18E/F production contracts. In 1999 the last five shipsets were delivered under the F/A-18E/F LRIP contract and the first twelve shipsets were delivered under production contracts. The LRIP contract, which began in 1996 and was completed in 1999, was accounted for under the cost-to-cost type of percentage-of-completion method, resulting in revenue being recorded as costs are incurred. The production contracts are accounted for under the units-of-delivery method, which results in revenue being recorded as deliveries are made. In 1999 the last 17 shipsets of the C/D version of the F/A-18 were delivered; in 1998 34 shipsets were delivered. In 2001 the company plans to deliver 37 F/A-18E/F shipsets under production contracts.

Sales for unmanned systems increased by $113 million in 2000 as compared to 1999, primarily due to the purchase of Ryan Aeronautical, which occurred in July 1999.

AEW/EW sales decreased $108 million in 2000 as compared to 1999 primarily due to lower revenue on the E-2C and EA-6B programs. The sales increase in 1999 over 1998 was primarily due to increased EA-6B revenue. AGS/BM sales in 2000 were 6 percent lower than the level reported in 1999, reflecting lower Joint STARS revenue. Overall ISS revenue for 2001, excluding any effect of the pending Litton acquisition, is expected to be approximately $3 billion.

ES3 segment sales increased by 7 percent in 2000 as compared to 1999, reflecting increases in three of the four business areas. Aerospace Electronics Systems business area increased sales are primarily due to higher Longbow revenues and higher UAE F-16 combat avionics systems sales. The increase in the C3I&N business area reflects higher airspace management sales. Increased automation and information systems sales are the main reason for higher sales in the "Other" business area.

ES3 segment sales declined by 6 percent in 1999 as compared to 1998. Lower Aerospace Electronic Systems business area sales were attributable to lower space systems and combat avionics systems sales. The C3I&N business area reflected lower marine volume. The improvement in the "Other" business area was due to the inclusion of California Microwave Systems, which was acquired by Northrop Grumman in April 1999. For 2001, excluding any effect of the pending Litton acquisition, the company expects ESS segment sales to be approximately $3.5 billion.

Logicon sales increased by 18 percent in 2000 as compared to 1999 and by 32 percent in 1999 as compared to 1998. All three business areas improved in both 2000 and 1999 over prior year sales. The Government Information Technology business area increase in 2000 is primarily due to revenue generated by the three businesses acquired in 2000. The Technology Services business area increase in 2000 reflects higher J-BOSC sales.

NORTHROP GRUMMAN CORPORATION

The Government Information Technology and Commercial Information Technology business area improvements in 1999 reflect the higher level of acquisitions and higher win rate on contracts bid. Most of the additional sales generated in the Technology Services business area in 1999 are attributable to the commencement of work in the fourth quarter of 1998 on the J-BOSC contract, which was won earlier in that year. For 2001, excluding any effect of the pending Litton acquisition, the company expects Logicon sales to increase to approximately $2.5 billion.

Funded Order Backlog

The year-end funded order backlog is the sum of the previous year-end backlog plus the year's contract acquisitions minus the year's sales. Backlog is converted into the following years' sales as costs are incurred or deliveries are made. It is expected that approximately 63 percent of the 2000 year-end backlog will be converted into sales in 2001.

Funded Order Backlog

$ in millions	2000	1999	1998

Integrated Systems
ACS	$ 2,363	$ 2,360	$ 2,998
AEW/EW	1,144	1,209	991
AGS/BM	784	882	910

	4,291	4,451	4,899

Electronic Sensors & Systems
Aerospace Electronic Systems	3,026	1,761	1,491
C3I&N	772	775	891
Defensive Electronic Systems	883	789	617
Other	298	199	120

	4,979	3,524	3,119

Logicon
Government Information Technology	715	412	368
Technology Services	150	149	148
Commercial Information Technology	78	48	50

	943	609	566

Intersegment Eliminations	(107)	(85)	(169)

Total backlog	$ 10,106	$ 8,499	$ 8,415

		.

NORTHROP GRUMMAN CORPORATION

 Total U.S. Government orders, including those made on behalf of foreign governments (FMS), comprised 75 percent of the backlog at the end of 2000 compared with 86 percent at the end of 1999 and 85 percent at the end of 1998. Total foreign customer orders, including FMS, accounted for 22 percent of the backlog at the end of 2000 compared with 16 percent in 1999 and 17 percent in 1998. Domestic commercial business in backlog was 5 percent at the end of 2000 and was 3 percent at the end of both 1999 and 1998.

MEASURES OF PERFORMANCE

The company's operating margin for 2000 was $1,098 million compared to $954 million for 1999 and $752 million for 1998.

ISS segment operating margin in 2000 was $316 million as compared to $387 million in 1999 and $272 million in 1998. In 2000 the ACS business area reported upward cumulative margin rate adjustments totaling $16 million on the F/A-18E/F program. In 1999 the ACS business area benefited from upward cumulative margin rate adjustments totaling $70 million on the B-2 program and $11 million on the F/A-18E/F program.

In 2000 the last three B-2's were delivered under the production contract as compared to five in 1999 and five in 1998. Following the award of the last increment of production funding for the B-2, the company began recording future operating margin increases on all production aircraft as these units were delivered and accepted by the customer. At the time each unit was delivered, an assessment was made of the status of the production contract to estimate the amount of any probable additional margin available beyond that previously recognized. That unit's proportionate share of any such unrecognized remaining balance was then recorded. The company believes that this method allowed margin improvements to be recognized on a more demonstrable basis. All 15 production units have been delivered.

ISS results for 2000 also reflect lower B-2 volume and the effect of nonrecurring relocation and realignment costs associated with the sale of the commercial aerostructures business and the relocation of the sector's headquarters, partially offset by improved Joint STARS operating margin. Since the beginning of the Joint STARS program, the company (and prior to 1994, the Grumman Corporation) as of December 31, 1998 had incurred over $100 million of costs in excess of revenues in the performance of the development and production phases of the program. Including support and other work, the company recorded on the Joint STARS program operating losses of $25 million and $29 million in 1998 and 1997, respectively. In 1998 the company submitted Requests for Equitable Adjustment (REAs) to the U.S. Air Force seeking adjustment to production contracts for cost increases incurred during the refurbishment and conversion of used Boeing 707 aircraft to Joint STARS platforms. The company and the U.S. Air Force executed an Alternate Dispute Resolution Agreement to attempt to resolve these REAs, and in April 1999 the company filed these REAs as certified claims. In December 1999 the company reached a settlement of these contract claims with the U.S. Air Force, enabling the company to recognize the underlying improved performance on the production phase of this program. As a result, cumulative margin rate adjustments totaling $37 million were recorded in 1999. Revenue on the Joint STARS program is recognized using the cost-to-cost percentage-of-completion method of accounting.

NORTHROP GRUMMAN CORPORATION

ES3 segment operating margin in 2000 was $181 million as compared to $199 million in 1999 and $218 million in 1998. The decrease in 2000 operating margin as compared to 1999 is primarily due to a reduction in pension-related margin. As described in more detail below, in July 1999 the company merged three of its pension plans into one, resulting in reduced pension-related margin beginning in July 1999. The decrease in 1999 operating margin as compared to 1998 is a result of lower sales volume as well as a reduction of approximately $44 million resulting from the pension plan merger. The decrease also reflects lower margins in the Defensive Electronic Systems business area, due in part to additional costs incurred in transitioning a development program to production. These reductions were partially offset by an upward cumulative margin adjustment following the wind down of an AWACS RSIP contract in 1999. ES3 segment 1998 operating margin was reduced by a $21 million fourth quarter charge for estimated future costs not considered recoverable from future revenues on the DIRCM program. The charge resulted from increased costs associated with solving technical design issues as well as difficulties in achieving timely completion of the second series of live-fire tests on the large turret version.

Logicon operating margin in 2000 was $104 million as compared to $80 million in 1999 and $60 million in 1998. The increase in operating margin in 2000 over 1999 reflects higher sales volume in all three business areas and improved performance in both the Technology Services and Commercial Information Technology business areas. Logicon also benefited in 2000 by approximately $6 million from the merger of a defined benefit plan into the company's main pension plan, which is described in more detail below. The 1999 increase over 1998 is attributable to increased sales volume in all business areas and improved performance in the Technology Services business area. These improvements were partially offset by $4 million of nonrecurring charges related to employee termination costs and legal accruals. Logicon operating margin in 1998 was reduced by $8 million for consolidation and reorganization charges.

Operating margin in 2000 included $538 million of pension income compared with $343 million in 1999 and $270 million in 1998. These increases were driven by the high market returns on investments over the past several years. However in 2000, while Northrop Grumman's pension fund returns exceeded benchmark indices, they posted a negative return at slightly less than breakeven. As a result, pension income for 2001 is estimated to be between $250 million and $300 million.

In the first quarter of 2000, the company replaced several defined-contribution employee benefit plans, covering some of the Logicon employees, with a defined-benefit type plan. In December 2000 this plan was merged into the company's main pension plan, resulting in a pretax improvement to Logicon's operating margin of approximately $6 million and a reduction in cash contributions to benefit plans of approximately $20 million.

NORTHROP GRUMMAN CORPORATION

In July 1999, in order to reduce future cash contributions, the company merged three of its retirement plans into one, to include the former Northrop Grumman Pension Plan, the Electronic Sensors and Systems Sector Employees Pension Plan (non-represented), and the Commercial Aircraft Employees Pension Plan (salaried). The pension plan merger does not result in any changes to any participant's existing pension benefits, nor does it alter individual plan designs. The retirement plan merger resulted in a reduction to 1999 net income of approximately $16 million, or $.24 per share.

Included in the 1998 results are pretax costs totaling $58 million related to activities to realign operating units, consolidate facilities and laboratories and exit certain business areas, which reduced operating margin by $43 million and other income by $15 million. The operating margin amount was reflected in segment results as follows: ISS, $6 million; ES3, $13 million; and Logicon, $8 million. The remaining $16 million was included in Corporate expenses. The charge included $20 million for employee termination costs, $12 million for write-down to estimated fair value of assets available for sale, $3 million for losses on disposals of assets, $9 million for write-off of purchased intangible assets no longer considered recoverable from future revenues, $9 million for loss on sale of a business, and $5 million for excess capacity lease costs, net of estimated sublease income through 2008. The employee termination costs represent cash severance payments made to employees.

Capital assets are transferred to assets available for sale when a decision is made to sell the facility and selling efforts are actively underway. In some cases operations continue and, when costs are allowable under government contracts, depreciation expense is recorded until the facility is vacated or sold. In 2000 assets available for sale with a carrying value of $3 million were sold, excluding the sale of the Aerostructures. In 1999 $2 million was transferred to assets available for sale and assets with a carrying value of $13 million were sold. In 1998 $37 million was transferred to assets available for sale, $2 million in depreciation expense on these assets was recorded, and assets with a carrying value of $46 million were sold. Assets available for sale are evaluated at least annually for recoverability and written down to estimated fair value as necessary. In 1998 a write down adjustment of $12 million was recorded. The assets available for sale at the end of 2000 are expected to be sold in 2001.

Interest income in 2000 was $29 million compared to $18 million in 1999 and $11 million in 1998. The increase in 2000 interest income over 1999 reflects interest earned on the temporary investment of excess cash and interest earned on the note received in partial payment for the sale of Aerostructures.

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

Interest expense for 2000 was $175 million, a $49 million decrease from 1999, which in turn was down $8 million from the 1998 level. The 1999 interest expense included $11 million related to settlement of various legal and tax issues. Total debt stood at $1.6 billion at the end of 2000 compared to $2.2 billion at the end of 1999 and $2.8 billion at the end of 1998.

Included in the 1998 results is a $30 million write-off of an investment related to Kistler Aerospace Corporation's K-1 program. The investment consisted of advances on behalf of Kistler Aerospace that were made in 1998 to continue the company's efforts in support of the K-1. The write off resulted from the company's assessment that the near-term likelihood of Kistler obtaining additional financing made recovery of the investment uncertain. The company has agreed to invest an additional $30 million in Kistler Aerospace Corporation preferred stock. This investment will only be made when Kistler Aerospace Corporation has obtained additional funding from other sources and will represent the last increment of funding required to complete and test the first K-1 vehicle, and is subject to the company's then determination that the K-1 is a viable launch system. No additional investments were made by the company in 2000 or 1999.

The company's effective federal income tax rate was 35.9 percent in 2000, 36.5 percent in 1999, and 37.5 percent in 1998.

Aerostructures income from discontinued operations, net of tax, was $39 million in 2000, $9 million in 1999, and $1 million in 1998. Included in these amounts are related pretax pension income(expense) of $22 million, $10 million, and $(4) million in 2000, 1999 and 1998, respectively.

The $56 million total after tax loss on the sale of Aerostructures recorded in 2000 includes the settlement and curtailment of various pension and other post-retirement benefit plans, the write-off of goodwill, and final assessment of the value of the promissory note received in partial payment.

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

NORTHROP GRUMMAN CORPORATION

MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

In 2000 cash provided by operations was $1,010 million as compared to the $1,207 million generated in 1999 and the $244 million generated in 1998. The increased levels of cash generated by operations in 2000 and 1999 is attributable to many factors, the more significant of which are: increased operating margin, improved cash management of working capital, and lower pension plan contributions as a result of the pension plan mergers. In 2000 lower interest payments, reflecting the lower level of debt, and an increase in cash advances from customers also benefitted cash from operations. Accelerated cash collections, in part due to customers' Year 2000 concerns, contributed to 1999 cash from operations.

Net working capital (current assets less current liabilities) at December 31, 2000, was a negative $162 million, mainly due to current deferred tax liabilities. The largest component of current deferred tax liabilities is deferred tax expense related to long-term contracts. With the completion of the B-2 EMD contract, federal and state income taxes that have been deferred since the inception of the contract in 1981, will become payable. The contract is expected to be completed in 2002 with taxes of approximately $1 billion due, to be paid that year. The company plans to use cash generated from operations supplemented by additional borrowings under the credit agreement and/or additional borrowings from public or private capital markets to pay these taxes.

In 2000 cash generated by operating activities and the sale of Aerostructures provided sufficient cash flows to finance capital expenditures, pay dividends to shareholders, acquire new businesses for $510 million, and reduce net debt (total debt less cash balances) by $787 million. Cash generated from operating activities in 1999 was sufficient to finance capital expenditures, pay dividends to shareholders, acquire new businesses for $232 million in cash, and reduce net debt (total debt less cash balances) by $704 million.

The following table is a condensed summary of the detailed cash flow information contained in the Consolidated Statements of Cash Flows.
Years ended December 31	2000	1999	1998

Cash came from
Customers	92%	98%	95%
Lenders			3
Buyers of assets/other	8	2	2

	100%	100%	100%

Cash went to
Employees and suppliers of services and materials	80%	84%	90%
Sellers of assets	9	5	3
Lenders	9	9	5
Suppliers of facilities/other	1	1	1
Shareholders	1	1	1

	100%	100%	100%

NORTHROP GRUMMAN CORPORATION

Cash used in investing activities was $78 million in 2000 compared to $392 million in 1999 and $235 million in 1998. The sale of Aerostructures in 2000 generated $668 million in cash. Four businesses were acquired in 2000, three for cash and one for stock, for a total cash expenditure of $510 million. In 1999 three businesses were acquired for cash of $232 million. For 2000 capital expenditures were $274 million, including $9 million for Aerostructures and $32 million for capitalized software costs. Capital expenditures in 1999 were $201 million, including $29 million for Aerostructures and $22 million for capitalized software costs. Capital expenditure commitments at December 31, 2000, were approximately $136 million, including $1 million for environmental control and compliance purposes. For 2001 capital expenditures are expected to be approximately $270 million, including approximately $36 million for capitalized software costs.

Cash used in financing activities was $755 million in 2000 compared to $717 million in 1999 and $28 million in 1998. The company has a credit agreement with a group of domestic and foreign banks to provide for $1.8 billion available on a revolving credit basis through March 2002. Under this credit agreement the company also had a variable interest rate term loan, with a balance of $450 million at December 31, 1999, payable in quarterly installments of $50 million plus interest through March 2002. The company repaid this term loan in 2000. In February 2001 the Company issued $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7-1/8% Notes due 2011 and $750 million of 7-3/4% Debentures due 2031. In connection with the closing of the Litton acquisition, the Company will enter into unsecured senior credit facilities with lenders which are anticipated to provide for borrowings of up to $4.5 billion (the "New Credit Facilities") and which will replace the Company's existing credit agreement. The New Credit Facilities are expected to consist of a $2.0 billion 364-day revolving credit facility and a $2.5 billion five-year revolving credit facility. Borrowings under the New Credit Facilities, together with the proceeds of the February issuance of notes and debentures, will be used to finance the Litton acquisition by the new holding company and pay related expenses, to refinance outstanding debt under the Company's existing credit agreement, to retire and refinance a portion of the existing Litton debt, and to finance the continuing operations of the Company, the new holding company and Litton. Borrowings under the New Credit Facilities will bear interest, at the borrower's option, at various rates of interest, including adjusted LIBOR or an alternate base rate plus in each case an incremental margin based on the combined company's credit rating. The New Credit Facilities also provide for a facility fee on the daily aggregate amount of commitments under the revolving facilities (whether or not utilized). The facility fee is also based on the combined company's credit rating level. The new holding company and Litton will be co-borrowers on the New Credit Facilities.

NORTHROP GRUMMAN CORPORATION

To provide for long-term liquidity the company believes it can obtain additional capital from such sources as: the public or private capital markets, the further sale of assets, sale and leaseback of operating assets, and leasing rather than purchasing new assets. Cash generated from operations, supplemented by borrowings under the credit agreement, are expected to be sufficient in 2001 to service debt, finance capital expansion projects, and continue paying dividends to the shareholders.

The company will continue to provide the productive capacity to perform its existing contracts, prepare for future contracts, and conduct R&D in the pursuit of developing opportunities. While these expenditures tend to limit short-term liquidity, they are made with the intention of improving the long-term growth and profitability of the company.

OTHER MATTERS

Environmental Issues

Federal, state and local laws relating to the protection of the environment affect the company's manufacturing operations. The company has provided for the estimated cost to complete remediation where the company has determined that it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. The company has been designated a PRP under federal Superfund laws at 14 hazardous waste sites and under state Superfund laws at 10 sites. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations and their interpretations. Nonetheless, to assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company. Such estimates take into consideration the professional judgment of the company's environmental engineers and, when necessary, consultation with outside environmental specialists. In most instances, only a range of reasonably possible costs can be estimated. However, in the determination of accruals, the most probable amount is used when determinable and the minimum is used when no single amount is more probable. The company records accruals for environmental cleanup costs in the accounting period in which the company's responsibility is established and the costs can be reasonably estimated. The company does not anticipate and record insurance recoveries before collection is probable. Management estimates that at December 31, 2000, the range of reasonably possible future costs for environmental remediation, including Superfund sites, is $69 million to $98 million, of which $79 million has been accrued. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. The company is making the necessary investments to comply with environmental laws; the amounts, while not insignificant, are not considered material to the company's financial position, results of operations, or cash flows.

NORTHROP GRUMMAN CORPORATION

New Accounting Pronouncements

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. Since substantially all of the company's revenue is recognized in compliance with Statement of Position (SOP) No. 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts and SOP No. 97-2 Software Revenue Recognition, implementation of SAB No. 101 has no material effect on the company's results of operations or financial position.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities which becomes effective for fiscal years beginning after June 15, 2000. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. The company adopted this standard on January 1, 2001. Adoption of this standard is not expected to have any material effect on the company's financial position, results of operations, or cash flows.

FORWARD LOOKING STATEMENTS AND IMPORTANT FACTORS

Some of the information included in this Form 10-K and in other statements made by the Company are forward-looking statements within the meaning of the securities laws. These statements concern the Company's plans, expectations and objectives for future operations. These include statements and assumptions with respect to expected future revenues, margins, program performance, earnings and cash flows, acquisitions of new contracts, the outcome of competitions for new programs, the outcome of contingencies including litigation and environmental remediation, the effect of completed and planned acquisitions and divestitures of businesses or business assets, the anticipated costs of capital investments, and anticipated industry trends. The Company's actual results and trends may differ materially from the information, statements and assumptions as described, and actual results could be materially less than our planned results.

NORTHROP GRUMMAN CORPORATION

Important factors that could cause actual results to differ materially from those suggested by the Company's forward-looking statements include:

  The Company depends on a limited number of customers. The Company is heavily dependent on government contracts many of which are only partially funded; the termination or failure to fund one or more significant contracts could have a negative impact on our operations. The Company is a supplier, either directly or as a subcontractor or team member, to the U.S. Government and its agencies as well as foreign governments and agencies. These contracts are subject to each customers' political and budgetary constraints, changes in short-range and long-range plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government's ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

  Many of the Company's contracts are fixed-price contracts. While firm, fixed-price contracts allow the Company to benefit from cost savings, they also expose the Company to the risk of cost overruns. If the Company's initial estimates used for calculating the contract price are incorrect, the Company can incur losses on those contracts. In addition, some of the Company's contracts have provisions relating to cost controls and audit rights and if the Company fails to meet the terms specified in those contracts then the Company may not realize their full benefits. The Company's ability to manage costs on these contracts may effect its financial condition. Lower earnings caused by cost overruns would have an adverse effect on the Company's financial results.

  The Company is subject to significant competition. The Company's markets include defense and commercial areas where we compete with companies of substantial size and resources. The Company's success or failure in winning new contracts or follow on orders for our existing or future products may cause material fluctuations in the Company's future revenues and operating results.

  The Company's operations may be subject to events that cause adverse effects on our ability to meet contract obligations within anticipated cost and time parameters. The Company may encounter internal problems and delays in delivery as a result of issues with respect to design, technology, licensing and patent rights, labor or materials and components that prevent the Company from achieving contract requirements. The Company may be affected by delivery or performance issues with key suppliers and subcontractors, as well as other factors inherent in the Company's businesses that may cause operating results to be adversely affected. Changes in inventory requirements or other production cost increases may also have a negative impact on the Company's operating results.

NORTHROP GRUMMAN CORPORATION

  The Company must integrate its acquisitions successfully. Acquiring businesses is a significant challenge. If the Company does not execute its acquisition and integration plans for these businesses in accordance with the Company's strategic timetable, the Company's operating results may be adversely affected. The Company acquired several businesses in 2000 and has agreed to acquire Litton. The Company believes its integration processes are well-suited to achieve the anticipated strategic and operating benefits of these acquisitions, but if the Company does not perform its plans as intended, or if the Company encounters unforeseen problems in the acquired businesses, or problems in those businesses develop subsequent to acquisition, the Company's operating results may be adversely affected. Among the factors that may be involved would be unforeseen costs and expenses, previously undisclosed liabilities, diversion of management focus, and any effects of complying with government-imposed organizational conflicts of interest rules as a result of the acquisitions.

  The Company relies on continuous innovation. The Company is dependent upon its ability to anticipate changing needs for defense products, military and civilian electronic systems and support, and information technology. The Company's success is dependent on designing new products that will respond to such requirements within customers' price limitations.

  The Company faces significant challenges in the international marketplace. The Company's international business is subject to changes in import and export policies, technology transfer restrictions, limitations imposed by United States law that are not applicable to foreign competitors, and other legal, financial and governmental risks.

  The Company assumes that any divestiture of non-core businesses and assets will be completed successfully. The Company's performance may be affected by its inability to successfully dispose of assets and businesses that do not fit with or are no longer appropriate to the Company's strategic plan. If any sales of such businesses or assets can be made only at a loss, the Company's earnings will be negatively impacted.

  The Company is subject to environmental litigation and other liabilities. Our performance may be affected by known environmental risks, pending litigation and other loss contingencies, if not resolved within the parameters of the Company's internal plans, and by unanticipated environmental or other liabilities.

  The Company's pension income may fluctuate significantly. Pension income, a non-cash item which is included in the company's earnings, is based on assumptions of market performance and actual performance may differ. If an event causes the Company to revalue its pension income during the calendar year, the portion of its earnings attributed to pension income could vary significantly.

NORTHROP GRUMMAN CORPORATION

  The indebtedness of the company, incurred and to be incurred in connection with the acquisition of Litton, is and will be higher than the indebtedness of the Company at December 31, 2000. The increase in debt will increase demands on the cash resources of the company after the Litton merger.

The Company intends that all forward-looking statements it makes will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Accordingly, you should not rely on the accuracy of predictions contained in forward-looking statements. These statements speak only as of the date when they are made. The Company cannot undertake any obligation to update its forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events occurring after the date of those statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate short-term debt outstanding under the credit agreement, short-term investments, and long-term notes receivable. Most of the fixed-rate long-term debt obligations are not callable until maturity. The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At December 31, 2000, no interest rate swap agreements were in effect. The company enters into foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. At December 31, 2000, the amount of foreign currency forward contracts outstanding was not material. The company does not consider the market risk exposure relating to foreign currency exchange to be material. The company does not hold or issue derivative financial instruments for trading purposes.

NORTHROP GRUMMAN CORPORATION

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31, $ in millions	2000	1999

Assets:
Current assets
Cash and cash equivalents	$ 319	$ 142
Accounts receivable	1,557	1,402
Inventoried costs	585	1,190
Deferred income taxes	21	23
Prepaid expenses and other current assets	44	36

Total current assets	2,526	2,793

Property, plant and equipment at cost
Land and land improvements	144	163
Buildings	700	777
Machinery and other equipment	1,444	1,860
Leasehold improvements	55	95

	2,343	2,895
Accumulated depreciation	(1,328)	(1,655)

	1,015	1,240

Other assets
Notes receivable	135
Goodwill, net of accumulated amortization of $534 in 2000
and $441 in 1999	3,801	3,469
Other purchased intangibles, net of accumulated
amortization of $467 in 2000 and $388 in 1999	631	761
Prepaid retiree benefits cost, and
intangible pension asset	1,390	888
Assets available for sale	23	26
Miscellaneous other assets	101	108

	6,081	5,252

	$ 9,622	$ 9,285

NORTHROP GRUMMAN CORPORATION

December 31, $ in millions	2000	1999

Liabilities and Shareholders' Equity:
Current liabilities
Notes payable to banks	$	$ 25
Current portion of long-term debt	10	200
Trade accounts payable	564	490
Accrued employees' compensation	365	366
Advances on contracts	496	316
Income taxes payable	86	58
Deferred income taxes	681	550
Other current liabilities	486	459

Total current liabilities	2,688	2,464

Long-term debt	1,605	2,000
Accrued retiree benefits	1,095	1,458
Other long-term liabilities	39	42
Deferred income taxes	276	64

Shareholders' equity
Paid-in capital
Preferred stock, 10,000,000 shares authorized;
none issued
Common stock, 200,000,000 shares authorized;
issued and outstanding:
2000 - 72,058,436
1999 - 69,719,164	1,200	1,028
Retained earnings	2,742	2,248
Accumulated other comprehensive loss	(23)	(19)

	3,919	3,257

	$ 9,622	$ 9,285

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, $ in millions, except per share	2000	1999	1998

Sales and service revenues
Product sales	$ 6,133	$ 6,304	$ 6,381
Service revenues	1,485	1,312	986

Total revenue	76,158	7,616	7,367

Cost of sales
Cost of product sales	4,160	4,491	4,737
Cost of service revenues	1,286	1,143	867
Administrative and general expenses	1,074	1,028	1,011

Operating margin	1,098	954	752
Other income(deductions)
Interest income	29	18	11
Merger costs			(186)
Interest expense	(175)	(224)	(232)
Investment loss			(30)
Other, net	23	(1)	(6)

Income from continuing operations before income taxes
and cumulative effect of accounting change	975	747	309
Federal and foreign income taxes	350	273	116

Income from continuing operations before
cumulative effect of accounting change	608	474	193
Income from discontinued operations, net of federal income
tax expense of $22, $6 and $2 in 2000, 1999 and 1998, respectively	39	9	1
Loss on disposal of discontinued operations,
net of federal income tax expense of $40	(56)

Income before cumulative effect of accounting change	608	483	194
Cumulative effect of accounting change, net of income tax
benefit of $11		(16)

Net income	$ 608	$ 467	$ 194

Weighted average common shares outstanding, in millions	70.6	69.3	68.5

Basic earnings per share
Continuing operations	$ 8.86	$ 6.84	$ 2.82
Discontinued operations	.55	.13	.01
Disposal of discontinued operations	(.80)

Before cumulative effect of accounting change	8.61	6.97	2.83
Accounting change		(.24)

Basic earnings per share	$ 8.61	$ 6.73	$ 2.83

Diluted earnings per share:
Continuing operations	$ 8.82	$ 6.80	$ 2.78
Discontinued operations	.55	.13	.01
Disposal of discontinued operations	(.79)

Before cumulative effect of accounting change	8.58	6.93	2.79
Accounting change		(.24)

Diluted earnings per share	$ 8.58	$ 6.69	$ 2.79

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, $ in millions	2000	1999	1998

Net income
	$ 608	$ 467	$ 194
Other comprehensive income
Change in cumulative translation adjustment	(3)
Minimum pension liability adjustments, before tax	(2)	19	(13)
Income tax expense(benefit)	(1)	7	(4)

Other comprehensive income(loss), net of tax	(4)	12	(9)

Comprehensive income	$ 604	$4 79	$ 185

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, $ in millions	2000	1999	1998

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$ 1,438	$ 1,691	$ 1,844
Other collections	7,003	7,450	6,929
Interest received	17	18	11
Income tax refunds received	15	75	26
Other cash receipts	10	7	6

Cash provided by operating activities	8,483	9,241	8,816

Uses of Cash
Cash paid to suppliers and employees	7,250	7,715	8,273
Interest paid	165	216	219
Income taxes paid	57	85	46
Other cash payments	1	18	34

Cash used in operating activities	7,473	8,034	8,572

Net cash provided by operating activities	1,010	1,207	244

Investing Activities
Proceeds from sale of business	668
Payment for businesses purchased, net of cash acquired	(510)	(232)	(50)
Additions to property, plant and equipment	(274)	(201)	(211)
Proceeds from sale of property, plant and equipment	44	40	63
Advances to affiliate			(30)
Other investing activities	(6)	1	(7)

Net cash used in investing activities	(78)	(392)	(235)

Financing Activities
Borrowings under lines of credit		22	295
Repayment of borrowings under lines of credit	(175)	(434)	(55)
Principal payments of long-term debt/capital leases	(485)	(200)	(200)
Proceeds from issuance of stock	19	6	36
Dividends paid	(114)	(111)	(109)
Other financing activities			5

Net cash used in financing activities	(755)	(717)	(28)

Increase(decrease) in cash and cash equivalents	177	98	(19)
Cash and cash equivalents balance at beginning of year	142	44	63

Cash and cash equivalents balance at end of year	$ 319	$ 142	$ 44

NORTHROP GRUMMAN CORPORATION

Years ended December 31, $ in millions	2000	1999	1998

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net income	$ 608	$ 467	$ 194
Adjustments to reconcile net income to net cash provided
Depreciation	175	193	207
Amortization of intangible assets	206	196	186
Common stock issued to employees	8	2	88
Loss on disposal of discontinued operations	56
Loss on disposals of property, plant and equipment	13	21	30
Loss on assets available for sale			15
Loss on investment			30
Retiree benefits income	(492)	(249)	(194)
Decrease(increase) in
Accounts receivable	(679)	170	1,212
Inventoried costs	77	172	(111)
Prepaid expenses	(28)	45	(18)
Increase(decrease) in
Progress payments	666	21	(1,280)
Accounts payable and accruals	87	(2)	(115)
Provisions for contract losses	20	(8)	54
Deferred income taxes	345	230	112
Income taxes payable	28	58	(16)
Retiree benefits	(92)	(129)	(178)
Other noncash transactions	12	20	28

Net cash provided by operating activities	$ 1,010	$ 1,207	$ 244

Noncash Investing and Financing Activities:
Sale of business
Note received, net of discount	$ 125

Purchase of businesses
Fair value of assets acquired	$ 910	$ 328	$ 71
Cash paid	(510)	(232)	(51)
Stock issued	(140)	(30)

Liabilities assumed	$ 260	$ 66	$ 20

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS' EQUITY
Years ended December 31, $ in millions, except per share	2000	1999	1998

Paid-in Capital
At beginning of year	$ 1,028	$ 989	$ 838
Stock issued in purchase of business	140	30
Employee stock awards and options
exercised, net of forfeitures	32	9	151

At end of year	1,200	1,028	989

Retained Earnings
At beginning of year	2,248	1,892	1,807
Net income	608	467	194
Cash dividends	(114)	(111)	(109)

At end of year	2,742	2,248	1,892

Accumulated Other Comprehensive Loss
At beginning of year	(19)	(31)	(22)
Change in cumulative translation adjustment	(3)
Change in excess of additional minimum pension
liability over unrecognized prior service costs, net of tax	(1)	12	(9)

At end of year	(23)	(19)	(31)

Total shareholders' equity	$ 3,919	$ 3,257	$ 2,850

Book value per share	$ 54.38	$ 46.72	$ 41.39

Cash dividends per share	$ 1.60	$ 1.60	$ 1.60

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

The company's financial statements are in conformity with generally accepted accounting principles. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Nature of Operations

Northrop Grumman is a leading defense electronics, systems integration, and information technology company. The majority of the company's products and services are ultimately sold to the U.S. Government and the company is therefore affected by, among other things, the federal budget process.

The company's three reportable segments are its three operating units: Integrated Systems Sector (ISS), Electronic Sensors and Systems Sector (ES3), and Logicon, the company's information technology sector. Included in the Management's Discussion and Analysis section of this report are general descriptions of the company's principal products and services under the titles Integrated Systems Sector, Electronic Sensors and Systems Sector, and Logicon Sector (see pages 14 through 21) and segment data in the table titled Results of Operations by Segment and Major Customer (see pages 22 and 23), which are considered to be an integral part of these financial statements. Only these portions of Management's Discussion and Analysis are incorporated by reference into these financial statements.

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

NORTHROP GRUMMAN CORPORATION

Sales

Sales under cost-reimbursement, service, research and development, and construction-type contracts are recorded as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Construction-type contracts embrace those fixed-price type contracts that provide for delivery at a low volume per year or a small number of units after a lengthy period of time over which a significant amount of costs have been incurred. Sales under other types of contracts are recorded as deliveries are made and are computed on the basis of the estimated final average unit cost plus profit (units-of-delivery type of percentage-of-completion method of accounting).

Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined. In the case of the B-2 bomber production contract, changes in operating margin were recognized on a units-of-delivery basis and recorded as each equivalent production unit was delivered. Amounts representing contract change orders, claims or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in assets, with any remaining amount reflected in Other Current Liabilities. Other changes in estimates of sales, costs and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates.

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

NORTHROP GRUMMAN CORPORATION

Environmental Costs

Environmental liabilities are accrued when the company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. The company does not anticipate and record insurance recoveries before collection is probable.

Interest Rate Swap Agreements

The company may enter into interest rate swap agreements to offset the variable-rate characteristic of certain variable-rate term loans outstanding under the company's Credit Agreement. Interest on these interest rate swap agreements is recognized as an adjustment to interest expense in the period incurred. Unrealized gains(losses) on interest rate swap agreements are included in income in the period incurred. No interest rate swap agreements were in effect at December 31, 2000.

Foreign Currency Forward Contracts

The company enters into foreign currency forward contracts to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Gains and losses from such transactions are included as contract costs. At December 31, 2000, the amount of foreign currency forward contracts outstanding was not material.

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

Basic and diluted earnings per share are calculated as follows:
(in millions, except per share)	2000	1999	1998

Basic Earnings per Share
Income from continuing operations	$ 625	$ 474	$ 193
Weighted-average common shares outstanding	70.58	69.25	68.52
Basic earnings per share from continuing operations	$ 8.86	$ 6.84	$ 2.82

Diluted Earnings per Share
Income from continuing operations	$ 625	$ 474	$ 193
Weighted-average common shares outstanding	70.58	69.25	68.52
Dilutive effect of stock options and awards	.30	.45	.99

Weighted-average diluted shares outstanding	70.88	69.70	69.51

Diluted earnings per share from continuing operations	$ 8.82	$ 6.80	$ 2.78

Cash and Cash Equivalents

Cash and cash equivalents include interest-earning debt instruments that mature in three months or less from the date purchased.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled (primarily related to contracts accounted for under the cost-to-cost type of percentage-of -completion method of accounting), certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

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

In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production longer than one year.

Depreciable Properties

Property, plant and equipment owned by the company are depreciated over the estimated useful lives of individual assets. Capital leases are amortized over the estimated useful lives of individual assets. Costs incurred for computer software developed or obtained for internal use are capitalized and classified in machinery and other equipment. Capitalized software costs are amortized over no more than three years. Most of these assets are depreciated using declining-balance methods, with the remainder using the straight-line method, with the following lives:
Years

Land improvements	2-20
Buildings	2-45
Machinery and other equipment	2-20
Leasehold improvements	Length of lease

Goodwill and Other Purchased Intangible Assets

Goodwill and other purchased intangible assets are amortized on a straight-line basis over weighted average periods of 35 years and 14 years, respectively. Goodwill and other purchased intangibles balances are included in the identifiable assets of the industry segment to which they have been assigned and amortization is charged against the respective industry segment operating margin. The recoverability of goodwill and other purchased intangibles is evaluated at least annually considering the projected future profitability and cash flow of the operations to which they relate. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Charges of $1 million, $7 million and $9 million were recorded in 2000, 1999 and 1998, respectively, for purchased intangible assets no longer considered recoverable from future revenues.

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

Foreign Currency Translation

For operations outside the U. S. that prepare financial statements in currencies other than the U. S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

Financial Statement Reclassification

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

DISCONTINUED OPERATIONS

Effective July 24, 2000, the company completed the sale of its commercial aerostructures (Aerostructures) business to The Carlyle Group, pursuant to an Asset Purchase Agreement dated as of June 9, 2000 between Northrop Grumman and Vought Aircraft Industries, Inc., an entity owned by The Carlyle Group. Aerostructures was principally a major producer of commercial aircraft subassemblies, the majority of which were sold to The Boeing Company. The purchase price was composed of $668 million in cash and a promissory note for $175 million, maturing in nine years, with interest payable in-kind for four years and interest payable in-kind or cash thereafter. A $56 million after-tax loss on the sale, which includes the settlement and curtailment of various pension and other post-retirement benefit plans, the write-off of goodwill, and final assessment of the value of the promissory note, was recorded in 2000.

The company's Consolidated Statements of Income and related footnote disclosures have been restated to reflect Aerostructures as discontinued operations for all periods presented. The balance sheet as of December 31, 1999, and Cash Flows Statements for all periods presented have not been restated. Operating results of the discontinued Aerostructures business are as follows:

NORTHROP GRUMMAN CORPORATION

Years ended December 31, $ in millions	2000	1999	1998

Net Sales	$ 669	$1,379	$1,535

Income before income taxes	$ 61	$ 15	$ 3
Federal and foreign income taxes	22	6	2

Income from discontinued operations	$ 39	$ 9	$ 1

ACQUISITIONS

In 2000 the company acquired four businesses, Federal Data Corporation, Sterling Software (U.S.) Inc., known as the Federal Systems Group, Comptek Research, Inc., and Navia Aviation AS, an operating unit of Navia ASA in Norway for a total of $643 million in cash and stock. The results of operations of the acquired companies were included in the consolidated results as of their respective acquisition dates.

The purchase method of accounting was used to record all four acquisitions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the remaining balance was assigned to goodwill.

The following unaudited pro forma financial information combines the results of operations of Northrop Grumman and the four businesses acquired, as if the acquisitions had each taken place on January 1, 2000 and 1999, respectively, and are not necessarily indicative of future operating results of Northrop Grumman.
Years ended December 31, $ in millions, except per share	2000	1999

Net sales	$ 8,345	$ 8,548
Net income	553	418
Basic earnings per share	7.84	6.04
Diluted earnings per share	7.82	6.00

In 1999 the company acquired three businesses, the Information Systems Division of California Microwave, Inc., Data Procurement Corporation, and Ryan Aeronautical, an operating unit of Alleghany Teledyne Incorporated, for a total of $271 million in cash and stock. In 1998 the company acquired Inter-National Research Institute Inc. for $55 million in cash. The purchase method of accounting was used to record all four acquisitions with estimated fair values being assigned to assets and liabilities. The excess of the purchase price over the net tangible assets acquired was assigned to identifiable intangible assets and the remaining balance was assigned to goodwill. Unaudited pro forma consolidated results, after giving effect to the businesses acquired in 1999 and 1998 would not have been materially different from the reported amounts for 1999 or 1998.

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

NEW ACCOUNTING STANDARDS

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. Since substantially all of the company's revenue is recognized in compliance with Statement of Position (SOP) No. 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts and SOP No. 97-2 Software Revenue Recognition, implementation of SAB No. 101 has no material effect on the company's results of operations or financial position.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities which becomes effective for fiscal years beginning after June 15, 2000. This standard provides authoritative guidance on accounting and financial reporting for derivative instruments. The company adopted this standard on January 1, 2001. Adoption of this standard is not expected to have a significant effect on the company's financial position, results of operations, or cash flows.

In January 1999 the company adopted SOP 98-5 - Reporting on the Costs of Start-Up Activities, which requires that certain costs, that previously had been deferred, be expensed and reported as a cumulative effect of a change in accounting principle, and all such future costs be expensed as incurred. In the first quarter of 1999, the company recorded a $16 million after-tax charge, or $.24 per share, as the cumulative effect of a change in accounting principle.

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

Accounts receivable at December 31, 2000, are expected to be collected in 2001 except for approximately $36 million due in 2002 and $18 million due in 2003 and later.

Allowances for doubtful amounts mainly represent estimates of overhead type costs which may not be successfully negotiated and collected.

Accounts receivable were comprised of the following
$ in millions	2000	1999

Due from U.S. Government, long-term contracts
Current accounts
Billed	$ 434	$ 424
Unbilled	2,012	1,879
Progress payments received	(1,521)	(1,283)

	925	1,020

Due from other customers, long-term contracts
Current accounts
Billed	61	122
Unbilled	299	165

	360	287

Total due, long-term contracts	1,285	1,307

Trade and other accounts receivable
Due from U.S. Government	227	57
Due from other customers	98	76

Total due, trade and other	325	133

	1,610	1,440
Allowances for doubtful amounts	(53)	(38)

	$ 1,557	$ 1,402

NORTHROP GRUMMAN CORPORATION

INVENTORIED COSTS
Inventoried costs were comprised of the following:
$ in millions	2000	1999

Production costs of contracts in process	$ 974	$ 1,320
Excess of production cost of delivered items
over the estimated average unit cost		161
Administrative and general expenses	146	230

	1,120	1,711
Progress payments received	(535)	(521)

	$ 585	$ 1,190

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

 According to the provisions of U.S. Government contracts, the customer asserts title to, or a security interest in, substantially all inventories related to such contracts.

NOTES RECEIVABLE

The notes receivable balance includes a $175 million promissory note received as partial payment in the 2000 sale of the Aerostructures business. The note, which matures in 2009, bears interest at 11.5 percent payable in-kind for four years and payable in-kind or cash thereafter. The note was recorded with an initial fair value of $125 million, with the discount being amortized as interest income over the nine-year life of the loan. The recoverability of the note is evaluated at least annually considering the projected future profitability and cash flow of the issuer of the note.

NORTHROP GRUMMAN CORPORATION

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

For Cash and Cash Equivalents and amounts borrowed under the company's short-term credit lines, the carrying amounts approximate fair value, due to the short-term nature of these items.

The fair value of notes receivable is estimated by discounting the future cash flows using the implied market discount rate.

The fair value of the long-term debt at the respective year-ends was calculated based on interest rates available for debt with terms and due dates similar to the company's existing debt arrangements.

The company makes limited use of derivative financial instruments and does not hold or issue them for trading purposes. To mitigate the variable rate characteristic of its term loans, the company has from time to time entered into interest rate swap agreements. No interest rate swap agreements were in effect at December 31, 2000, or December 31, 1999. If any interest rate swap agreements had existed, unrealized gains(losses) would be calculated based upon the amounts at which they could have been settled at then current interest rates.

The company enters into foreign currency forward contracts to manage foreign currency exchange risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Gains and losses from such transactions are included as contract costs. At December 31, 2000, the amount of foreign currency forward contracts outstanding was not material.

Carrying amounts and the related estimated fair values of the company's financial instruments at December 31 of each year are as follows:
$ in millions	2000	1999

Notes receivable
Carrying amount	$ 135
Fair value	134

Long-term debt
Carrying amount	$ 1,615	$ 2,200
Fair value	1,675	2,154

NORTHROP GRUMMAN CORPORATION

INCOME TAXES

Income tax expense, both federal and foreign, was comprised of the following:
Years ended December 31, $ in millions	2000	1999	1998

Income taxes on continuing operations:
Currently payable
Federal income taxes	$ 96	$ 77	$ (13)
Foreign income taxes	5	4	5

	101	81	(8)
Change in deferred federal income taxes	249	192	124

Total income taxes on continuing operations	$ 350	$ 273	$ 116

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the income before income taxes due to the following:
Years ended December 31, $ in millions	2000	1999	1998

Income tax expense on continuing operations at statutory rate	$ 341	$ 261	$ 108
Goodwill amortization	20	15	15
Benefit from ESOP dividends	(3)	(3)	(3)
Other, net	(8)		(4)

	$ 350	$ 273	$ 116

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

NORTHROP GRUMMAN CORPORATION

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal and state tax balances, as categorized in the Consolidated Statements of Financial Position, were as follows:
$ in millions	2000	1999

Deferred tax assets
Deductible temporary differences
Total deferred tax liabilities (taxable temporary differences above)	$ 1,278	$ 1,207

		33

Taxable temporary differences
Income on contracts		(10)

		(10)

	$ 21	$ 23

Deferred tax liabilities
Taxable temporary differences
Income on contracts	$ 901	$ 913
Retiree benefit plan income	142
Goodwill amortization	107	95
Purchased intangibles	63	89
Excess tax over book depreciation	51	72
Administrative and general expenses period costed for tax purposes		14
Other	14	14

	1,278	1,197

Deductible temporary differences
Provision for estimated expenses	(168)	(207)
Retiree benefit plan expense		(197)
Administrative and general expenses period costed for tax purposes	(8)
Other	(77)	(50)

	(253)	(454)

Tax carryforwards
Tax credits	(24)	(75)
Alternative minimum tax credit	(44)	(54)

	(68)	(129)

	$ 957	$ 614

Net deferred tax liability
Total deferred tax liabilities (taxable temporary differences above)	$ 1,278	$ 1,207
Less total deferred tax assets (deductible
temporary differences and tax carryforwards above)	342	616

	$ 936	$ 591

The tax carryforward benefits are expected to be used in the periods in which net deferred tax liabilities mature. These tax credit carryforwards are in various amounts and expire over the years 2001 through 2007. The alternative minimum tax credit can be carried forward indefinitely.

NORTHROP GRUMMAN CORPORATION

NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

The company has available short-term credit lines in the form of money market facilities with several banks. The amount and conditions for borrowing under these credit lines depend on the availability and terms prevailing in the marketplace. No fees or compensating balances are required for these credit facilities. No amounts were outstanding at December 31, 2000. At December 31, 1999, $25 million was outstanding at a weighted average interest rate of 6.75 percent.

Additionally, the company has a credit agreement with a group of domestic and foreign banks to provide for $1.8 billion available on a revolving credit basis through March 2002. The company pays, at least quarterly, interest on the outstanding debt under the credit agreement at rates that vary based in part on the company's credit rating and leverage ratio. At December 31, 2000 no amounts were outstanding under the revolving credit facility and at December 31, 1999, $150 million at a weighted average interest rate of 6.76 percent was outstanding. Also under the credit agreement, the company had a term loan payable in quarterly installments of $50 million plus interest through March 1, 2002. This term loan was repaid during 2000. At December 31, 1999, the $450 million term loan had a weighted average interest rate of 6.61 percent. Principal payments permanently reduce the amount available under this agreement as well as the debt outstanding. Under these agreements, in the event of a "change in control," the banks are relieved of their commitments. Compensating balances are not required under these agreements. The company's credit agreements contain restrictions relating to the payment of dividends, acquisition of the company's stock, aggregate indebtedness for borrowed money and interest coverage. As of December 31, 2000, $75 million of retained earnings were available for additional dividend payments above previously distributed amounts.

NORTHROP GRUMMAN CORPORATION

Long-term debt consisted of the following:
$ in millions	2000	1999

Subordinated notes due 2001, 5.5%	$ 10	$
Comptek debenture due 2004, 8.5%	5
Notes due 2004, 8.625%	350	350
Notes due 2006, 7%	400	400
Debentures due 2016, 7.75%	300	300
Debentures due 2024, 9.375%	250	250
Debentures due 2026, 7.875%	300	300
Revolving credit facility		150
Term loans payable to banks		450

	1,615	2,200
Less current portion	10	200

	$ 1,605	$ 2,000

Indentures underlying the company's long-term debt contain restrictions relating to limitations on liens, sale and leaseback arrangements and funded debt of subsidiaries.

The principal amount of long-term debt outstanding at December 31, 2000, due in 2001 is $10 million, with $355 million due in 2004 and $1,250 million due thereafter.

NORTHROP GRUMMAN CORPORATION

RETIREMENT BENEFITS

The company sponsors several defined-benefit pension plans covering approximately 80 percent of employees. Pension benefits for most employees are based on the employee's years of service and compensation during the last ten years before retirement. It is the policy of the company to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into a trust separate from the company. Three of the company's eleven qualified plans, which cover 73 percent of all employees, were in a legally defined full-funding limitation status at December 31, 2000.

The company and subsidiaries also sponsor defined-contribution plans in which most employees are eligible to participate. Company contributions for most plans are based on a matching of employee contributions up to 4 percent of compensation.

In addition, the company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees achieve eligibility to participate in these contributory plans upon retirement from active service and if they meet specified age and years of service requirements. Election to participate must be made at the date of retirement. Qualifying dependents are also eligible for medical coverage. Over 70 percent of the company's current retirees participate in the medical plans. Plan documents reserve the company's right to amend or terminate the plans at any time. Premiums charged retirees for medical coverage are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, copayments, coinsurance percentages, out-of-pocket limits, schedule of reasonable fees, managed care providers, maintenance of benefits with other plans, Medicare carve-out and a maximum lifetime benefit of from $250,000 to $1,000,000 per covered individual. It is the policy of the company to fund the maximum amount deductible for income taxes into the VEBA trust established for the Northrop Retiree Health Care Plan for Retired Employees for payment of benefits.

NORTHROP GRUMMAN CORPORATION

The cost to the company of these plans in each of the last three years is shown in the following table.
	PensionBenefits			MedicalandLifeBenefits
$ in millions	2000	1999	1998	2000	1999	1998

Components of net periodic
benefit cost(income)
Service cost	$ 175	$ 200	$ 187	$ 26	$ 34	$ 27
Interest cost	694	659	642	98	102	95
Expected return on plan assets	(1,236)	(1,136)	(1,008)	(43)	(30)	(34)
Amortization of
Prior service costs	41	35	35	1
Transition assets, net	(40)	(42)	(42)
Net gain from previous years	(194)	(69)	(80)	(29)	(2)	(16)
Curtailment income	(31)			1
Settlement cost(income)	131			(370)

Net periodic benefit cost(income)	(460)	(353)	(266)	(316)	104	72
Less net periodic benefit cost(income)
included in
Income from discontinued operations	(22)	(10)	4	7	12	13
Loss on disposal of
discontinued operations	100			(369)

Net periodic benefit cost(income)
from continuing operations	$ (538)	$ (343)	$ (270)	$ 46	$ 92	$ 59

Defined contribution plans cost	$ 80	$ 92	$ 89

Major assumptions as of each year-end used in the accounting for the defined-benefit plans are shown in the following table. Pension cost is determined using all three factors as of the end of the preceding year, whereas the funded status of the plans, shown later, uses only the first two factors as of the end of each year.
	2000	1999	1998

Discount rate for obligations	7.50%	7.50%	6.50%
Rate of increase for compensation	5.00	5.00	4.00
Expected long-term rate of return on plan assets	9.50	9.50	9.50

NORTHROP GRUMMAN CORPORATION

These assumptions also were used in retiree health care and life insurance benefit calculations with one modification. Since, unlike the pension trust, the earnings of the VEBA trust are taxable, the above 9.5 percent expected rate of return on plan assets was reduced accordingly to 6 percent after taxes. A significant factor used in estimating future per capita cost of covered health care benefits for the company and its retirees is the health care cost trend rate assumption. The rate used was 10 percent for 2000 and is assumed to decrease gradually to 6 percent for 2007 and thereafter. A one-percentage-point change in that rate would have the following effects:

$ in millions	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$ 11	$ (9)
Effect on postretirement benefit obligation	96	(79)

The following tables set forth the funded status and amounts recognized in the Consolidated Statements of Financial Position at each year-end for the company's defined-benefit pension and retiree health care and life insurance benefit plans. Pension benefits data includes the qualified plans as well as twelve unfunded non-qualified plans for benefits provided to directors, officers and employees either beyond those provided by, or payable under, the company's main plans.

NORTHROP GRUMMAN CORPORATION

	Pension Benefits		Medical and Life Benefits
$ in millions	2000	1999	2000	1999

Change in benefit obligation
Benefit obligation at beginning of year	$ 9,651	$ 10,164	$ 1,534	$ 1,559
Service cost	175	200	26	34
Interest cost	694	659	98	102
Plan participants' contributions	4	7	33	26
Amendments	274	4	1
Actuarial loss(gain)	(54)	(771)	6	(72)
Divestiture	(917)
Curtailments	(83)		(406)
Settlements	(2)
Benefits paid	(621)	(612)	(119)	(115)

Benefit obligation at end of year	9,121	9,651	1,173	1,534

Change in plan assets
Fair value of plan assets at beginning of year	13,792	12,033	693	570
Actual return on plan assets	(128)	2,284	(78)	154
Employer contributions	39	80	51	58
Plan participants' contributions	4	7	33	26
Divestiture	(1,321)
Settlements	(2)
Benefits paid	(621)	(612)	(119)	(115)

Fair value of plan assets at end of year	11,763	13,792	580	693

Funded status	2,642	4,141	(593)	(841)
Unrecognized prior service cost	350	169	2	2
Unrecognized net transition asset	(73)	(120)
Unrecognized net gain	(1,802)	(3,573)	(200)	(319)

Net asset(liability) recognized	$ 1,117	$ 617	$ (791)	$ (1,158)

Amounts recognized in the statements of
financial position
Prepaid benefit cost	$ 1,350	$ 851	$ 37	$ 30
Accrued benefit liability	(233)	(234)	(828)	(1,188)
Additional minimum liability	(34)	(36)
Intangible asset	3	7
Accumulated other comprehensive loss	31	29

Net asset(liability) recognized	$ 1,117	$ 617	$ (791)	$ (1,158)

NORTHROP GRUMMAN CORPORATION

For pensions plans with benefit obligations in excess of assets as of December 31, 2000, the projected benefit obligation was $469 million, the accumulated benefit obligation was $405 million, and the fair value of assets was $185 million. As of December 31, 1999, the projected benefit obligation was $224 million, the accumulated benefit obligation was $203 million, and the fair value of assets was $7 million.

Pension plan assets at December 31, 2000, comprised 44 percent domestic equity investments in listed companies (including 7.5 percent in Northrop Grumman common stock); 18 percent equity investments listed on international exchanges; 24 percent in fixed income investments; 7 percent in venture capital and real estate investments; and 7 percent in cash and cash equivalents. The investment in Northrop Grumman represents 9,633,326 shares, or 13.4 percent of the company's total shares outstanding.

Retiree health care and life insurance plan assets at December 31, 2000, comprised 76 percent domestic equity investments in listed companies; 21 percent equity investments on international exchanges; and 3 percent in cash and equivalents.

COMMITMENTS AND CONTINGENCIES

The corporation and its subsidiaries have been named as defendants in various legal actions. Based upon available information, it is the company's expectation that those actions are either without merit or will have no material adverse effect on the company's results of operations or financial position.

In accordance with company policy on environmental remediation, the estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future, including those for which it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by other environmental agencies. To assess the potential impact on the company's financial statements, management estimates the total reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that at December 31, 2000, the range of reasonably possible future costs for environmental remediation is $69 million to $98 million, of which $79 million has been accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company's results of operations, financial position, or cash flows.

NORTHROP GRUMMAN CORPORATION

The company has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on these agreements aggregated approximately $511 million at December 31, 2000.

The company has agreed to invest an additional $30 million in Kistler Aerospace Corporation preferred stock. This investment will only be made when Kistler Aerospace Corporation has obtained additional funding from other sources and will represent the last increment of funding required to complete and test the first K-1 vehicle, and is subject to the company's then determination that the K-1 is a viable launch system. No additional investments were made by the company in 2000 or 1999.

Minimum rental commitments under long-term noncancellable operating leases total $614 million which is payable as follows: 2001 - $109 million, 2002 - $121 million, 2003 - $113 million, 2004 - $104 million, 2005 - $74 million, and 2006 and thereafter - $93 million.

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

NORTHROP GRUMMAN CORPORATION

STOCK COMPENSATION PLANS

At December 31, 2000, Northrop Grumman had two stock-based compensation plans - the 1993 Long-Term Incentive Stock Plan (LTISP) applicable to employees and the 1995 Stock Option Plan for Non-Employee Directors (SOPND). The LTISP contains change in control provisions which were activated in February 1998 upon approval by the shareholders of the proposed merger of the company with Lockheed Martin Corporation, causing all then unvested stock awards to become immediately vested.

The LTISP permits grants to key employees of three general types of stock incentive awards: stock options, stock appreciation rights (SARs) and stock awards. Under the LTISP, each stock option grant is made with an exercise price either at the closing price of the stock on the date of grant (market options) or at a premium over the closing price of the stock on the date of grant (premium options). Options generally vest in 25 percent increments two, three, four and five years from the grant date and expire ten years after the grant date. No SARs have been granted under the LTISP. Stock awards, in the form of restricted performance stock rights, are granted to key employees without payment to the company. Recipients of the rights earn shares of stock based on a total-shareholder-return measure of performance over a five-year period with interim distributions three and four years after grant. If at the end of the five-year period the performance objectives have not been met, unearned rights up to 100 percent of the original grant for five elected officers and, up to 70 percent of the original grant for all other recipients, will be forfeited. Termination of employment can result in forfeiture of some or all of the benefits extended under the plan. Each year 1.5% of the company's total issued and outstanding common stock at the end of the preceding fiscal year become available for issuance pursuant to incentive awards. During 2000, 1999 and 1998, a number of awards granted under the LTISP contained terms, including limitations and conditions on exercisability and vesting, that took into account and were predicated upon future annual share availability.

The SOPND permits grants of stock options to nonemployee directors. Each grant of a stock option is made at the closing market price on the date of the grant, is immediately exercisable, and expires ten years after the grant date. At December 31, 2000, 229,500 shares were available for future grants under the SOPND.

The company applies Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for awards made under the plans. When stock options are exercised, the amount of the cash proceeds to the company is recorded as an increase to paid-in capital. No compensation expense is recognized in connection with stock options. Compensation expense for restricted performance stock rights is estimated and accrued over the vesting period. The fixed 30 percent minimum distribution portion is recorded at grant value and the variable portion is recorded at market value. Compensation expense recognized for stock awards was $14 million in 2000, $15 million in 1999, and $163 million in 1998.

NORTHROP GRUMMAN CORPORATION

Stock option activity for the last three years is summarized below:

	Shares Under Option	Weighted- Average Exercise Prices	Shares Exercisable

Outstanding at December 31, 1997	3,371,158	$ 49	1,556,475
Granted, market options	992,000	74
Granted, premium options	1,986,450	95
Cancelled	(5,700)	65
Exercised	(766,182)	48

Outstanding at December 31, 1998	5,577,726	70	2,624,276
Granted, market options	69,200	62
Granted, premium options	106,800	93
Cancelled	(221,015)	88
Exercised	(702,628)	22

Outstanding at December 31, 1999	4,830,083	76	1,926,899
Granted, market options	686,791	73
Granted, premium options
Options acquired upon acquisition of Comptek	114,771	34
Cancelled	(385,322)	82
Exercised	(572,050)	46

Outstanding at December 31, 2000	4,674,273	78	2,277,341

NORTHROP GRUMMAN CORPORATION

Had compensation expense been determined based on the fair value at the grant dates for stock option awards granted in 2000, 1999, and 1998, consistent with the method of Financial Accounting Standards Board Statement 123 - Accounting for Stock Based Compensation, net income, basic earnings per share, and diluted earnings per share in 2000 would have been lower by $12 million, seventeen cents and seventeen cents, respectively. For 1999 net income, basic earnings per share and diluted earnings per share would have been lower by $11 million, seventeen cents and sixteen cents, respectively. For 1998 net income, basic earnings per share and diluted earnings per share would have been lower by $5 million, seven cents, and seven cents, respectively. These amounts were determined using weighted-average per share fair values for premium options granted in 1999 of $15 and 1998 of $15 and for market options granted in 2000, 1999, and 1998 of $25, $18 and $20 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an expected life of six years and for 2000, 1999, and 1998, respectively, the following additional assumptions: dividend yield - 2.2 percent, 2.1 percent and 1.9 percent; expected volatility - 32 percent, 29 percent and 27 percent; and risk-free interest rate - 6.6 percent, 5.8 percent and 4.4 percent.

At December 31, 2000 the following stock options were outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable at 12/31/00	Weighted-Average Exercise Prices

$16 to 35	97,048	4.8 years	$ 27	97,048	$ 27
36 to 55	378,046	4.9 years	43	333,246	42
56 to 75	1,333,685	7.2 years	69	710,038	65
76 to 95	1,914,290	7.7 years	83	857,518	82
96 to 118	951,204	7.9 years	101	279,491	101
	4,674,273			2,277,341

Restricted performance stock rights were granted with weighted-average grant-date fair values per share as follows: 2000 - 36,890 at $64; 1999 - 75,300 at $64; 1998 - 794,050 at $73.

NORTHROP GRUMMAN CORPORATION

SUBSEQUENT EVENTS

On December 21, 2000, the Company and Litton Industries, Inc. jointly announced that they had entered into a definitive merger agreement to acquire Litton through a cash tender offer followed by a merger for cash consideration of $80 per common share and $35 per preferred share, or approximately $3.9 billion, plus the assumption of approximately $1.3 billion in Litton net debt.

On January 24, 2001, the transaction was amended to provide for the formation of a new Delaware holding company, NNG, Inc., and an exchange offer in which Litton common stockholders would be entitled to receive for each Litton common share $80 per share in cash, the equivalent of $80.25 in common stock of the new holding company, or the equivalent of $80 in liquidation value of a new preferred stock of the new holding company. Under the terms of the merger agreement, the new holding company cannot issue more than 13,000,000 shares of its common stock nor more than 3,500,000 shares of its new preferred stock in the exchange offer. Therefore, election by Litton stockholders to receive the new holding company's common stock and preferred stock may be subject to proration. Holders of Litton preferred stock may exchange their Litton preferred stock only for $35 per share in cash. Immediately prior to the closing of the exchange offer for Litton stock, the new holding company would exchange its common shares for all of the outstanding Northrop Grumman common shares on a one-for-one basis, through a merger in which Northrop Grumman would become a subsidiary of the new holding company. Following the purchase of Litton shares pursuant to the exchange offer, a subsidiary of the new holding company will be merged into Litton and the remaining common shareholders of Litton will be entitled to receive $80 per share in cash. Shares of Litton preferred stock that are not purchased in the exchange offer will remain outstanding as preferred shares of Litton. Following consummation of the merger, the new holding company will be renamed Northrop Grumman Corporation and the new holdings company's stock will trade on the New York Stock Exchange and each of Northrop Grumman and Litton will be subsidiaries of the new holding company. Northrop Grumman will change its name to Northrop Grumman Operations Corporation.

The obligations of the new holding company to accept shares tendered in the Litton exchange offer is conditioned on among other things: (i) the tender of not less than 25,646,399 shares of Litton common and preferred stock; (ii) the expiration of waiting periods under United States and European Economic Community antitrust regulations; (iii) the effectiveness of the new holding company's registration statement on Form S-4 with respect to the exchange offer; and (iv) the listing of the new holding company's common stock on the New York and Pacific Stock Exchanges.

NORTHROP GRUMMAN CORPORATION

On February 1, 2001, a new subsidiary of the company, NNG, Inc. filed a registration statement, which details the information concerning the offer, with the Securities and Exchange Commission. This information was distributed to Litton stockholders.  Unitrin Inc., which owns through its subsidiaries approximately 28 percent of Litton's common stock, has agreed to tender all of its Litton common stock and to elect to receive a combination of common and preferred stock in exchange for its holdings. Unitrin has also agreed to elect an option that reduces its pro rata allotment of common stock to give priority to other Litton shareholders electing common stock. Subject to the completion of the pending reviews of the company's filings with the appropriate agencies of the United States under the Hart-Scott-Rodino Act and of the European Union, the acquisition is expected to be completed in the first quarter 2001. It will be accounted for using the purchase method of accounting.

In February 2001 the Company issued $1.5 billion of indebtedness pursuant to its senior debt indenture consisting of $750 million of 7-1/8% Notes due 2011 and $750 million of 7-3/4% Debentures due 2031. In connection with the closing of the Litton acquisition, the Company will enter into unsecured senior credit facilities with lenders which are anticipated to provide for borrowings of up to 4.5 billion (the "New Credit Facilities") and which will replace the Company's existing credit agreement. The New Credit Facilities are expected to consist of a $2.0 billion 364-day revolving credit facility and a $2.5 billion five-year revolving credit facility. Borrowings under the New Credit Facilities, together with the proceeds of the February issuance of notes and debentures, will be used to finance the Litton acquisition by the new holding company and pay related expenses, to refinance outstanding debt under the Company's existing credit agreement, to retire and refinance a portion of the existing Litton debt, and to finance the continuing operations of the Company, the new holding company and Litton. Borrowings under the New Credit Facilities will bear interest, at the borrower's option, at various rates of interest, including adjusted LIBOR or an alternate base rate plus in each case an incremental margin based on the combined company's credit rating. The New Credit Facilities also provide for a facility fee on the daily aggregate amount of commitments under the revolving facilities (whether or not utilized). The facility fee is also based on the combined company's credit rating level. The new holding company and Litton will be co-borrowers on the New Credit Facilities.

NORTHROP GRUMMAN CORPORATION

UNAUDITED SELECTED QUARTERLY DATA

Quarterly financial results are set forth in the following tables together with dividend and common stock price data. The corporation's common stock is traded on the New York and Pacific Stock Exchanges (trading symbol NOC). The approximate number of holders of record of the corporation's common stock at February 19, 2001, was 11,616.

2000 Quarters
$ in millions, except per share	4	3	2	1

Net sales	$ 2,229	$ 1,731	$ 1,856	$ 1,802
Operating margin	252	242	317	287
Income from continuing operations	144	150	175	156
Net income	125	132	178	173
Basic earnings per share
from continuing operations	2.00	2.12	2.50	2.23
Basic earnings per share	1.73	1.87	2.55	2.47
Diluted earnings per share
from continuing operations	1.99	2.11	2.50	2.23
Diluted earnings per share	1.73	1.86	2.55	2.47
Dividend per share	.40	.40	.40	.40
Stock price per share:
High	92.5000	91.8125	80.2500	55.1875
Low	74.1250	65.6250	52.4375	43.5625

In the fourth quarter of 2000 the company merged the Logicon defined-benefit type pension plan into the company's main pension plan, which resulted in a fourth quarter reduction in operating margin of approximately $9 million. In the third quarter the company completed its sale of its commercial aerostructures business. The company recorded after-tax losses of $15 million, $22 million and $19 million for the second, third and fourth quarters respectively on the sale. The first and second quarters each include cumulative margin rate adjustments of $8 million on the F/A-18 E/F program.

NORTHROP GRUMMAN CORPORATION

1999 Quarters
$ in millions, except per share	4	3	2	1

Net sales	$ 2,180	$ 1,805	$ 1,921	$ 1,710
Operating margin	255	242	254	203
Income from continuing operations	139	116	123	96
Income before cumulative effect
of accounting change	138	128	113	104
Net income	138	128	113	88
Basic earnings per share
from continuing operations	1.99	1.68	1.79	1.39
Basic earnings per share before
cumulative effect of accounting change	1.97	1.84	1.65	1.51
Diluted earnings per share
from continuing operations	1.98	1.66	1.78	1.38
Diluted earnings per share before
cumulative effect of accounting change	1.96	1.83	1.64	1.50
Dividend per share	.40	.40	.40	.40
Stock price per share:
High	62.3125	75.6875	73.3125	73.2500
Low	49.0000	59.9375	57.7500	57.0000

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

NORTHROP GRUMMAN CORPORATION

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Northrop Grumman Corporation
Los Angeles, California

We have audited the accompanying consolidated statements of financial position of Northrop Grumman Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northrop Grumman Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the footnotes to the consolidated financial statements, in 1999 the Company changed its method of accounting for start-up activities by adopting Statement of Position 98-5 - Reporting on the Costs of Start-up Activities.

Deloitte & Touche LLP
Los Angeles, California
January 24, 2001,
except for subsequent events footnote,
as to which the date is March 1, 2001.

NORTHROP GRUMMAN CORPORATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            No information is required in response to this Item.

PART III

Item 10. Directors and Executive Officers of the Registrant

            The information as to Directors will be incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year. Information with respect to Executive Officers is included in Part I under the caption "Executive Officers of the Registrant".

Item 11. Executive Compensation

            The information as to Executive Compensation will be incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            The information as to Security Ownership of Certain Beneficial Owners and Management will be incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

Item 13. Certain Relationships and Related Transactions

            The information as to Certain Relationships and Related Transactions will be incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of the company's fiscal year.

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

NORTHROP GRUMMAN CORPORATION

All other schedules are omitted either because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Separate financial statements of the parent company are omitted since it is primarily an operating company and minority equity interests in and/or nonguaranteed long-term debt of subsidiaries held by others than the company are in amounts which together do not exceed 5 percent of the total consolidated assets at December 31, 2000.
(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this report.

NORTHROP GRUMMAN CORPORATION

Exhibits

2(a)	Asset Purchase Agreement dated as of June 9, 2000 between Northrop Grumman Corporation and Vought Aircraft Industries, Inc. (incorporated by reference to Form 8-K, filed August 8, 2000)

2(b)

Amended and Restated Agreement and Plan of Merger dated as of January 23, 2001 among Northrop Grumman Corporation, Litton Industries, Inc., NNG, Inc. and LII Acquisition Corp. (incorporated by reference to Schedule TO (amendment No.4) filed on January 31, 2001)

3(a)	Certificate of Incorporation, as amended (incorporated by reference to Form S 3 Registration Statement, filed August 18, 1994)

3(b)	Northrop Grumman Corporation Bylaws, as amended and restated March 15, 2000 (incorporated by reference to Form 10-Q filed May 9, 2000)

4(a)	Common Stock Purchase Rights Agreement (incorporated by reference to Form 8-A filed November 13, 1998)

4(b)	Indenture Agreement dated as of October 15, 1994 (incorporated by reference to Form 8-K filed October 25, 1994)

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

10(a)

Second Amended and Restated Credit Agreement dated as of April 15, 1994, Amended and Restated as of March 1, 1996 among , Northrop Grumman Corporation, Bank of America National Trust and Savings Association, as Documentation Agent, Chemical Securities, Inc., as Syndication Agent, the Chase Manhattan Bank (National Association), as Administrative Agent, and the Banks Signatories thereto (incorporated by reference to Form 8-K, filed March 18, 1996), and amended as of November 1, 1996 (incorporated by reference to Form 10-K filed February 25, 1997)

10(b)

Uncommitted Credit Facility dated October 10, 1994, between Northrop Grumman Corporation and Wachovia Bank of Georgia, N.A., which is substantially identical to facilities between Northrop Grumman Corporation and certain banks some of which are parties to the Credit Agreement filed as Exhibit 10(a) hereto (incorporated by reference to Form 10-K filed February 22, 1996)

NORTHROP GRUMMAN CORPORATION

10(c)	1973 Incentive Compensation Plan as amended December 16, 1998 (incorporated by reference to Form 10-K filed March 23, 1999)

10(d)	1973 Performance Achievement Plan (incorporated by reference to Form 8-B filed June 21, 1985)

10(e)

Northrop Grumman Corporation Supplemental Plan 2 (incorporated by reference to Form 10-K filed February 22, 1996) and amended as of June 19, 1996 (incorporated by reference to Form 10-K filed March 30, 1998)

10(f)	Northrop Grumman Corporation ERISA Supplemental Plan I (incorporated by reference to Form 10-K filed February 28, 1994)

10(g)	Retirement Plan for Independent Outside Directors as amended April 24, 1998 (incorporated by reference to Form 10-K filed March 23, 1999)

10(h)	1987 Long-Term Incentive Plan, as amended (incorporated by reference to Form SE filed March 30, 1989)

10(i)	Executive Life Insurance Policy (incorporated by reference to Form 10-K filed February 22, 1996)

10(j)	Executive Accidental Death, Dismemberment and Plegia Insurance Policy (incorporated by reference to Form 10-K filed February 22, 1996)

10(k)	Executive Long-Term Disability Insurance Policy (incorporated by reference to Form 10-K filed February 22, 1996)

10(l)	Key Executive Medical Plan Benefit Matrix (incorporated by reference to Form 10-K filed February 22, 1996)

10(m)	Executive Dental Insurance Policy Group Numbers 5134 and 5135 (incorporated by reference to Form 10-K filed February 22, 1996)

10(n)	Group Excess Liability Policy (incorporated by reference to Form 10-K filed February 22, 1996)

10(o)	Northrop Grumman 1993 Long-Term Incentive Stock Plan, as amended and restated (incorporated by reference to Form S-8 Registration Statement filed November 25, 1998)

10(p)

Northrop Corporation 1993 Stock Plan for Non-Employee Directors (incorporated by reference to Northrop Corporation 1993 Proxy Statement filed March 30, 1993), amended as of September 21, 1994 (incorporated by reference to Form 10-K filed March 21, 1995)

10(q)	Northrop Grumman Corporation 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to 1995 Proxy Statement filed March 30, 1995)

10(r)	Form of Northrop Grumman Corporation March 2000 Special Agreement (effective March 1, 2000) (incorporated by reference to Form 10-Q filed November 4, 1999)

10(s)	Executive Deferred Compensation Plan (effective December 29, 1994) (incorporated by reference to Form 10-K filed February 25, 1997)

10(t)	Northrop Grumman Corporation Non-Employee Directors Equity Participation Plan, as amended March 15, 2000 (incorporated by reference to Form 10-Q filed May 9, 2000)

NORTHROP GRUMMAN CORPORATION

10(u)	CPC Supplemental Executive Retirement Program (incorporated by reference to Form 10-K filed March 30, 1998)

10(v)	Northrop Grumman Estate Enhancement Program, effective January 1, 2001

10(w)	Special Officer Retiree Medical Plan as amended December 19, 2000

10(x)	Northrop Grumman Corporation March 2000 Change-in-Control Severance Plan (incorporated by reference to Form 10-Q filed November 4, 1999)

21	Subsidiaries

23	Independent Auditors' Consent

24	Power of Attorney

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2001.

By: Robert B. Spiker Robert B. Spiker Corporate Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 1st day of March 2001, by the following persons and in the capacities indicated.
Signature	Title

Kent Kresa*

Jack R. Borsting*
John T. Chain, Jr.*
Vic Fazio*
Phillip Frost*
Lewis W. Coleman
Charles R. Larson*
Robert A. Lutz*
Aulana L. Peters*
John E. Robson*
Richard R. Rosenberg*
John Brooks Slaughter*
Richard J. Stegemeier*
Richard B. Waugh, Jr.*

Chairman of the Board, President and Chief Executive
  Officer and Director (Principal Executive Officer)

Director
Director
Director
Director
Director
Director
Director
Director
Director
Director
Director
Director
Corporate Vice President and Chief
  Financial Officer (Principal Financial Officer)

*By    John H. Mullan
           John H. Mullan
          Attorney-in-Fact
pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

COL. A	COL. B	COL. C	COL. D	COL. E
	Balance at Beginning of Period	Additions At Cost	Other Changes-- Add (Deduct)	Balance at Beginning of Period

Classification
Description:

Year ended December 31, 1998
Reserves and allowances deducted
from asset accounts:
Allowances for doubtful amounts	$ 54,978	$ 8,076	$ (16,013)	$ 47,041

Year ended December 31, 1999
Reserves and allowances deducted
from asset accounts:
Allowances for doubtful amounts	$ 47,041	$ 21,088	$ (30,455)	$ 37,674

Year ended December 31, 2000
Reserves and allowances deducted
from asset accounts:
Allowances for doubtful amounts	$ 37,674	$ 26,548	$ (10,766)	$ 53,456

NORTHROP GRUMMAN CORPORATION

___________

(1) Uncollectible amounts written off, net of recoveries.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-59815, 33-59853 and 333-68003 of Northrop Grumman Corporation on Form S-8, Registration Statements Nos. 333-78251, 333-85633 and 333-40862 of Northrop Grumman Corporation on Form S-3 and Registration Statement No. 333-54800 of NNG, Inc. on Form S-4 of our report dated January 24, 2001 appearing in this Annual Report on Form 10-K for the year ended December 31, 2000.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2001