Form 10-K/A
period 2000-12-31
NORTHROP GRUMMAN CORP
filed 2001-03-02
CIK 72945

3:

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A

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

This Form 10-K/A corrects an incorrect subtotal on the line item "total revenue" on the consolidated statements of income.

This Form 10-K/A corrects a positional discrepancy in the consolidated financial statements footnote entitled "Income Taxes", by aligning the descriptions in the footnote with the proper numerical amounts.

This Form 10-K/A also modifies the Independent Auditors' Consent by inserting the qualifier "except for subsequent events footnote, as to which the date is March 1, 2001"

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, $ in millions, except per share	2000	1999	1998

Sales and service revenues
Product sales	$ 6,133	$ 6,304	$ 6,381
Service revenues	1,485	1,312	986

Total revenue	7,618	7,616	7,367

Cost of sales
Cost of product sales	4,160	4,491	4,737
Cost of service revenues	1,286	1,143	867
Administrative and general expenses	1,074	1,028	1,011

Operating margin	1,098	954	752
Other income(deductions)
Interest income	29	18	11
Merger costs			(186)
Interest expense	(175)	(224)	(232)
Investment loss			(30)
Other, net	23	(1)	(6)

Income from continuing operations before income taxes
and cumulative effect of accounting change	975	747	309
Federal and foreign income taxes	350	273	116

Income from continuing operations before
cumulative effect of accounting change	608	474	193
Income from discontinued operations, net of federal income
tax expense of $22, $6 and $2 in 2000, 1999 and 1998, respectively	39	9	1
Loss on disposal of discontinued operations,
net of federal income tax expense of $40	(56)

Income before cumulative effect of accounting change	608	483	194
Cumulative effect of accounting change, net of income tax
benefit of $11		(16)

Net income	$ 608	$ 467	$ 194

Weighted average common shares outstanding, in millions	70.6	69.3	68.5

Basic earnings per share
Continuing operations	$ 8.86	$ 6.84	$ 2.82
Discontinued operations	.55	.13	.01
Disposal of discontinued operations	(.80)

Before cumulative effect of accounting change	8.61	6.97	2.83
Accounting change		(.24)

Basic earnings per share	$ 8.61	$ 6.73	$ 2.83

Diluted earnings per share:
Continuing operations	$ 8.82	$ 6.80	$ 2.78
Discontinued operations	.55	.13	.01
Disposal of discontinued operations	(.79)

Before cumulative effect of accounting change	8.58	6.93	2.79
Accounting change		(.24)

Diluted earnings per share	$ 8.58	$ 6.69	$ 2.79

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

NORTHROP GRUMMAN CORPORATION

The tax effects of significant temporary differences and carryforwards that gave rise to year-end deferred federal and state tax balances, as categorized in the Consolidated Statements of Financial Position, were as follows:
$ in millions	2000	1999

Deferred tax assets
Deductible temporary differences
Provision for estimated expenses	$ 21	$ 33

	21	33
Taxable temporary differences
Income on contracts		(10)

		(10)

	$ 21	$ 23

Deferred tax liabilities
Taxable temporary differences
Income on contracts	$ 901	$ 913
Retiree benefit plan income	142
Goodwill amortization	107	95
Purchased intangibles	63	89
Excess tax over book depreciation	51	72
Administrative and general expenses period costed for tax purposes		14
Other	14	14

	1,278	1,197

Deductible temporary differences
Provision for estimated expenses	(168)	(207)
Retiree benefit plan expense		(197)
Administrative and general expenses period costed for tax purposes	(8)
Other	(77)	(50)

	(253)	(454)

Tax carryforwards
Tax credits	(24)	(75)
Alternative minimum tax credit	(44)	(54)

	(68)	(129)

	$ 957	$ 614

Net deferred tax liability
Total deferred tax liabilities (taxable temporary differences above)	$ 1,278	$ 1,207
Less total deferred tax assets (deductible
temporary differences and tax carryforwards above)	342	616

	$ 936	$ 591

The tax carryforward benefits are expected to be used in the periods in which net deferred tax liabilities mature. These tax credit carryforwards are in various amounts and expire over the years 2001 through 2007. The alternative minimum tax credit can be carried forward indefinitely.

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2001.

By: Robert B. Spiker Robert B. Spiker Corporate Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 2nd day of March 2001, by the following persons and in the capacities indicated.
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
Director
Director
Corporate Vice President and Chief
  Financial Officer (Principal Financial Officer)

*By    John H. Mullan
           John H. Mullan
          Attorney-in-Fact
pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-59815, 33-59853 and 333-68003 of Northrop Grumman Corporation on Form S-8, Registration Statements Nos. 333-78251, 333-85633 and 333-40862 of Northrop Grumman Corporation on Form S-3 and Registration Statement No. 333-54800 of NNG, Inc. on Form S-4 of our report dated January 24, 2001, except for subsequent events footnote, as to which the date is March 1, 2001, appearing in this Annual Report on Form 10-K for the year ended December 31, 2000.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2001