Form 10-K/A
period 2000-12-31
NORTHROP GRUMMAN CORP
filed 2001-03-08
CIK 72945

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

This amendment on Form 10-K/A is filed to present a composite annual report incorporating the three clerical corrections specified in the 10-K/A filed on March 2, 2001 as well as to make one additional clerical correction contained on the consolidated statements of income on the line item "income from continuing operations before cumulative effect of accounting change." We are filing this composite corrected 10-K in order to provide a single source for the annual report.

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
Location	Property Interest
Annapolis, Maryland (2) (a) (b) (d) (e)	Owned, Leased
Arlington, Virginia (1) (2) (3) (4) (a) (c)	Leased
Baltimore, Maryland (2) (3) (a) (c) (e)	Leased
Belcamp, Maryland (2) (a)	Leased
Bellevue, Nebraska (3) (a) (c)	Leased
Bethesda, Maryland (3) (a) (c)	Leased
Bethpage, New York (1) (2) (a) (b) (c) (d) (e)	Owned
Bohemia, New York (3) (a)	Owned, Leased
Brook Park, Ohio (3) (a)	Leased
Buffalo, New York (2) (a)	Leased
Burlington, Canada (2) (3) (a) (b)	Owned, Leased
Carson, California (1) (c)	Leased
Chandler, Arizona (1) (b)	Owned
Cincinnati, Ohio (2) (b)	Leased
Clearfield, Utah (1) (c)	Leased
Cleveland, Ohio (1) (2) (a) (b)	Owned, Leased
Colorado Springs, Colorado (3) (a)	Leased
Dahlgren, Virginia (3) (a) (c)	Leased
Dallas, Texas (1) (3) (a) (b) (e)	Leased
El Segundo, California (1) (3) (a) (b) (c) (d) (e)	Owned, Leased
Elk Grove Village, Illinois (2) (c)	Leased
Elkridge, Maryland (2) (c) (d)	Leased
Fairfax, Virginia (3) (a)	Leased
Falls Church, Virginia (3) (a) (e)	Leased
Fort Tejon, California (1) (d)	Owned
Greenbelt, Maryland (3) (a)	Leased
Hagerstown, Maryland (2) (e)	Leased
Hawthorne, California (1) (2) (3) (4) (a) (b) (c) (d) (e)	Owned, Leased
Herndon, Virginia (2) (3) (a) (c)	Leased
Hicksville, New York (1) (a) (d) (e)	Owned, Leased
Hollywood, Maryland (1) (a)	Leased
Hunt Valley, Maryland (2) (a) (b) (e)	Owned, Leased
Huntsville, Alabama (2) (3) (a) (b) (c) (e)	Leased
Irving, Texas (1) (a)	Leased
Jacksonville, Florida (1) (a) (c) (d) (e)	Leased
Knoxville, Tennessee (2) (3) (a)	Leased
Lake Charles, Louisiana (1) (a) (b) (c) (e)	Owned, Leased
Lexington, South Carolina (1) (2) (a) (c)	Owned, Leased
Linthicum, Maryland (1) (2) (a) (b) (c) (d) (e)	Owned, Leased
Los Angeles, California (3) (4) (a)	Leased

NORTHROP GRUMMAN CORPORATION

McLean, Virginia (3) (a) (e)	Leased
Melbourne, Florida (1) (a) (b) (c) (e)	Owned, Leased
Melville, New York (2) (d)	Leased
New Town, North Dakota (1) (b) (c)	Owned, Leased
Newport News, Virginia (3) (a)	Leased
Northfields, United Kingdom (2) (a)	Leased
Norwalk, Connecticut (2) (b)	Leased
Oslo, Norway (2) (a) (b)	Leased
Palmdale, California (1) (a) (b) (c) (d) (e)	Owned, Leased
Philadelphia, Pennsylvania (1) (2) (a) (b)	Leased
Pico Rivera, California (1) (a) (b) (d) (e)	Owned
Pittsburgh, Pennsylvania (2) (d)	Leased
Point Mugu, California (1) (a) (b) (c) (e)	Owned, Leased
Reston, Virginia (3) (a)	Leased
Rockville, Maryland (3) (a)	Leased
Rolling Meadows, Illinois (2) (3) (a) (b) (c) (d) (e)	Owned, Leased
San Diego, California (1) (2) (3) (a) (b) (c) (d) (e)	Owned, Leased
San Pedro, California (3) (a) (c) (e)	Leased
Santa Isabel, Puerto Rico (2) (b)	Leased
St. Augustine, Florida (1) (a) (b) (c) (e)	Owned, Leased
Stafford, Virginia (2) (3) (a)	Leased
Sunnyvale, California (2) (3) (a) (b)	Owned, Leased
Sykesville, Maryland (2) (b)	Owned
Tacoma, Washington (3) (a)	Leased
Virginia Beach, Virginia (1) (3) (a) (c)	Owned, Leased
Warner Robins, Georgia (1) (2) (3) (a) (c)	Owned, Leased
Williamsville, New York (2) (a) (b)	Leased

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

NORTHROP GRUMMAN CORPORATION

In 1998 and 1999 the company acquired several businesses which strategically fit within its three business sectors: Integrated Systems Sector (ISS), Electronic Sensors and Systems Sector (ES3) and Logicon, the company's information technology sector. Inter-National Research Institute Inc. (INRI) was acquired in 1998 and was integrated into the Logicon segment. In 1999 Ryan Aeronautical, an operating unit of Alleghany Teledyne Incorporated, the Information Systems Division of California Microwave, Inc., and Data Procurement Corporation (DPC), were acquired and integrated into ISS, ES3 and Logicon, respectively.

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

Capital assets are transferred to assets available for sale when a decision is made to sell the facility and selling efforts are actively underway. In some cases operations continue and, when costs are allowable under government contracts, depreciation expense is recorded until the facility is vacated or sold. In 2000 assets available for sale with a carrying value of $3 million were sold, excluding the sale of Aerostructures. In 1999 $2 million was transferred to assets available for sale and assets with a carrying value of $13 million were sold. In 1998 $37 million was transferred to assets available for sale, $2 million in depreciation expense on these assets was recorded, and assets with a carrying value of $46 million were sold. Assets available for sale are evaluated at least annually for recoverability and written down to estimated fair value as necessary. In 1998 a write down adjustment of $12 million was recorded. The assets available for sale at the end of 2000 are expected to be sold in 2001.

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

The following table is a condensed summary of the detailed cash flow information contained in the Consolidated Statements of Cash Flows.
Years ended December 31,	2000	1999	1998

Cash came from
Customers	92%	98%	95%
Lenders			3
Buyers of assets/other	8	2	2

	100%	100%	100%

Cash went to
Employees and suppliers of services and materials	80%	84%	90%
Sellers of assets	9	5	3
Lenders	9	9	5
Suppliers of facilities/other	1	1	1
Shareholders	1	1	1

	100%	100%	100%

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
none issued
Common stock, 200,000,000 shares authorized;
issued and outstanding:
2000 - 72,058,436
1999 - 69,719,164	1,200	1,028
Retained earnings	2,742	2,248
Accumulated other comprehensive loss	(23)	(19)

	3,919	3,257

	$ 9,622	$ 9,285

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, $ in millions, except per share	2000	1999	1998

Sales and service revenues
Product sales	$ 6,133	$ 6,304	$ 6,381
Service revenues	1,485	1,312	986

Total revenue	7,618	7,616	7,367

Cost of sales
Cost of product sales	4,160	4,491	4,737
Cost of service revenues	1,286	1,143	867
Administrative and general expenses	1,074	1,028	1,011

Operating margin	1,098	954	752
Other income(deductions)
Interest income	29	18	11
Merger costs			(186)
Interest expense	(175)	(224)	(232)
Investment loss			(30)
Other, net	23	(1)	(6)

Income from continuing operations before income taxes
and cumulative effect of accounting change	975	747	309
Federal and foreign income taxes	350	273	116

Income from continuing operations before
cumulative effect of accounting change	625	474	193
Income from discontinued operations, net of federal income
tax expense of $22, $6 and $2 in 2000, 1999 and 1998, respectively	39	9	1
Loss on disposal of discontinued operations,
net of federal income tax expense of $40	(56)

Income before cumulative effect of accounting change	608	483	194
Cumulative effect of accounting change, net of income tax
benefit of $11		(16)

Net income	$ 608	$ 467	$ 194

Weighted average common shares outstanding, in millions	70.6	69.3	68.5

Basic earnings per share
Continuing operations	$ 8.86	$ 6.84	$ 2.82
Discontinued operations	.55	.13	.01
Disposal of discontinued operations	(.80)

Before cumulative effect of accounting change	8.61	6.97	2.83
Accounting change		(.24)

Basic earnings per share	$ 8.61	$ 6.73	$ 2.83

Diluted earnings per share
Continuing operations	$ 8.82	$ 6.80	$ 2.78
Discontinued operations	.55	.13	.01
Disposal of discontinued operations	(.79)

Before cumulative effect of accounting change	8.58	6.93	2.79
Accounting change		(.24)

Diluted earnings per share	$ 8.58	$ 6.69	$ 2.79

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, $ in millions	2000	1999	1998

Net income	$ 608	$ 467	$ 194
Other comprehensive income
Change in cumulative translation adjustment	(3)
Minimum pension liability adjustments, before tax	(2)	19	(13)
Income tax expense(benefit)	(1)	7	(4)

Other comprehensive income(loss), net of tax	(4)	12	(9)

Comprehensive income	$ 604	$ 479	$ 185

The accompanying notes are an integral part of these consolidated financial statements.

NORTHROP GRUMMAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, $ in millions	2000	1999	1998

Operating Activities
Sources of Cash
Cash received from customers
Progress payments	$ 1,438	$ 1,691	$ 1,844
Other collections	7,003	7,450	6,929
Interest received	17	18	11
Income tax refunds received	15	75	26
Other cash receipts	10	7	6

Cash provided by operating activities	8,483	9,241	8,816

Uses of Cash
Cash paid to suppliers and employees	7,250	7,715	8,273
Interest paid	165	216	219
Income taxes paid	57	85	46
Other cash payments	1	18	34

Cash used in operating activities	7,473	8,034	8,572

Net cash provided by operating activities	1,010	1,207	244

Investing Activities
Proceeds from sale of business	668
Payment for businesses purchased, net of cash acquired	(510)	(232)	(50)
Additions to property, plant and equipment	(274)	(201)	(211)
Proceeds from sale of property, plant and equipment	44	40	63
Advances to affiliate			(30)
Other investing activities	(6)	1	(7)

Net cash used in investing activities	(78)	(392)	(235)

Financing Activities
Borrowings under lines of credit		22	295
Repayment of borrowings under lines of credit	(175)	(434)	(55)
Principal payments of long-term debt/capital leases	(485)	(200)	(200)
Proceeds from issuance of stock	19	6	36
Dividends paid	(114)	(111)	(109)
Other financing activities			5

Net cash used in financing activities	(755)	(717)	(28)

Increase(decrease) in cash and cash equivalents	177	98	(19)
Cash and cash equivalents balance at beginning of year	142	44	63

Cash and cash equivalents balance at end of year	$ 319	$ 142	$ 44

NORTHROP GRUMMAN CORPORATION

Years ended December 31, $ in millions	2000	1999	1998

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net income	$ 608	$ 467	$ 194
Adjustments to reconcile net income to net cash provided
Depreciation	175	193	207
Amortization of intangible assets	206	196	186
Common stock issued to employees	8	2	88
Loss on disposal of discontinued operations	56
Loss on disposals of property, plant and equipment	13	21	30
Loss on assets available for sale			15
Loss on investment			30
Retiree benefits income	(492)	(249)	(194)
Decrease(increase) in
Accounts receivable	(679)	170	1,212
Inventoried costs	77	172	(111)
Prepaid expenses	(28)	45	(18)
Increase(decrease) in
Progress payments	666	21	(1,280)
Accounts payable and accruals	87	(2)	(115)
Provisions for contract losses	20	(8)	54
Deferred income taxes	345	230	112
Income taxes payable	28	58	(16)
Retiree benefits	(92)	(129)	(178)
Other noncash transactions	12	20	28

Net cash provided by operating activities	$ 1,010	$ 1,207	$ 244

Noncash Investing and Financing Activities:
Sale of business
Note received, net of discount	$ 125

Purchase of businesses
Fair value of assets acquired	$ 910	$ 328	$ 71
Cash paid	(510)	(232)	(51)
Stock issued	(140)	(30)

Liabilities assumed	$ 260	$ 66	$ 20

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

On January 24, 2001, the transaction was amended to provide for the formation of a new Delaware holding company, NNG, Inc., and an exchange offer in which Litton common stockholders would be entitled to receive for each Litton common share $80 per share in cash, the equivalent of $80.25 in common stock of the new holding company, or the equivalent of $80 in liquidation value of a new preferred stock of the new holding company. Under the terms of the merger agreement, the new holding company cannot issue more than 13,000,000 shares of its common stock nor more than 3,500,000 shares of its new preferred stock in the exchange offer. Therefore, election by Litton stockholders to receive the new holding company's common stock and preferred stock may be subject to proration. Holders of Litton preferred stock may exchange their Litton preferred stock only for $35 per share in cash. Immediately prior to the closing of the exchange offer for Litton stock, the new holding company would exchange its common shares for all of the outstanding Northrop Grumman common shares on a one-for-one basis, through a merger in which Northrop Grumman would become a subsidiary of the new holding company. Following the purchase of Litton shares pursuant to the exchange offer, a subsidiary of the new holding company will be merged into Litton and the remaining common shareholders of Litton will be entitled to receive $80 per share in cash. Shares of Litton preferred stock that are not purchased in the exchange offer will remain outstanding as preferred shares of Litton. Following consummation of the merger, the new holding company will be renamed Northrop Grumman Corporation and the new holdings company's stock will trade on the New York and Pacific Stock Exchanges and each of Northrop Grumman and Litton will be subsidiaries of the new holding company. Northrop Grumman will change its name to Northrop Grumman Operations Corporation.

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

NORTHROP GRUMMAN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2001.

By: Robert B. Spiker Robert B. Spiker Corporate Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant this the 8th day of March 2001, by the following persons and in the capacities indicated.
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
Director
Director
Corporate Vice President and Chief
  Financial Officer (Principal Financial Officer)

*By    John H. Mullan
           John H. Mullan
          Attorney-in-Fact
pursuant to a power of attorney

NORTHROP GRUMMAN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

COL. A	COL. B	COL. C	COL. D	COL. E
	Balance at Beginning of Period	Additions At Cost	Other Changes-- Add (Deduct)(1)	Balance at Beginning of Period

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

NORTHROP GRUMMAN CORPORATION

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-59815, 33-59853 and 333-68003 of Northrop Grumman Corporation on Form S-8, Registration Statements Nos. 333-78251, 333-85633 and 333-40862 of Northrop Grumman Corporation on Form S-3 and Registration Statement No. 333-54800 of NNG, Inc. on Form S-4 of our report dated January 24, 2001, except for subsequent events footnote, as to which the date is March 1, 2001, appearing in this Annual Report on Form 10-K/A for the year ended December 31, 2000.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 8, 2001